Form 10-Q
period 2012-03-31
BABY ALL CORP.
filed 2012-05-10
CIK 1508262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number: 333-173302
BABY ALL CORP.
 (Exact name of registrant as specified in its charter)

Deleware	99-0362658
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o Efrat Schwartz
17 HaRav Frank Street
Jerusalem 96387, Israel
c/o Efrat Schwartz
17 HaRav Frank Street
Jerusalem 96387, Israel
(Address of principal executive offices)

972-2-6415-008
(Issuer's telephone number)

with a copy to:
Zouvas Law Group, P.C.
2368 Second Avenue
San Diego, CA 92101
Telephone (619) 688-1116

Facsimile: (619) 688-1716

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes       ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        ☐                                                                Accelerated Filer                  ☐

Non-Accelerated Filer           ☐                                                                Smaller Reporting Company     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

As of March 31, 2012, there were 5,500,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Page - 1

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Baby All Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "BABA" refers to Baby All Corp.

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Financial Statements-

Balance Sheets as of March 31, 2012 and December 31, 2011	F-1

Statements of Operations for the Three Months Ended
March 31, 2012 and 2011 and Cumulative from Inception	F-2

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through March 31, 2012	F-3

Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011 And Cumulative from Inception	F-4

Notes to Financial Statements	F-5

Page - 3

BABY ALL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND CUMULATIVE FROM INCEPTION (NOVEMBER 30, 2010)

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$-	$300
Deferred offering costs	-	20,000

Total current assets	-	20,300

Total Assets	$-	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$4,000	$41,125
Loans from related parties - Directors and stockholders	-	22,900

Total current liabilities	4,000	64,025

Total liabilities	4,000	64,025

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 5,500,000 and 3,000,000 shares issued
and outstanding, respectively	550	300
Additional paid-in capital	54,750	-
(Deficit) accumulated during the development stage	(59,300)	(44,025)

Total stockholders' (deficit)	(4,000)	(43,725)

Total Liabilities and Stockholders' (Deficit)	$-	$20,300

The accompanying notes to condensed financial statements are an integral part of these statements.

BABY ALL CORP.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,
 AND CUMULATIVE FROM INCEPTION (NOVEMBER 30, 2010)
THROUGH MARCH 31, 2012
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
Filing fees	-	-	6,600
Professional fees	5,845	7,100	33,815
Consulting fees	6,696		6,696
Patent	-	-	7,500
Legal - incorporation	-	-	1,955
Other	1,032	-	1,032

Total expenses	13,573	7,100	57,598

(Loss) from Operations	(13,573)	(7,100)	(57,598)

Other Income (Expense)	(1,702)	-	(1,702)

Provision for income taxes	-	-	-

Net (Loss)	$(15,275)	$(7,100)	$(59,300)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,510,989	3,000,000

The accompanying notes to condensed financial statements are an integral part of these statements.

BABY ALL CORP.

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 30, 2010)
THROUGH MARCH 31, 2012
(Unaudited)

				Accumulated
			Stock	During the
	Common stock		Subscription	Development
	Shares	Amount	Receivable	Stage	Totals

Balance - at inception	-	$-		$-	$-

Common stock issued for cash	3,000,000	300	(300)	-	-

Net (loss) for the period	-	-	-	(10,455)	(10,455)

Balance - December 31, 2010	3,000,000	$300	$(300)	$(10,455)	$(10,455)

Stock subscription payment received	-	-	300	-	300

Net (loss) for the period	-	-	-	(33,570)	(33,570)

Balance - December 31, 2011	3,000,000	$300	$-	$(44,025)	$(43,725)

Common stock issued for cash	2,500,000	250	54,750	-	55,000

Net (loss) for the period	-	-	-	(15,275)	(15,275)

Balance - March 31, 2012	$5,500,000	$550	$54,750	$(59,300)	$(4,000)

The accompanying notes to condensed financial statements are an integral part of these statements.

BABY ALL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 30, 2010)
THROUGH MARCH 31, 2012
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(15,275)	$(7,100)	$(59,300)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	20,000	-	-
Accounts payable and accrued liabilities	(37,125)	1,000	4,000

Net Cash Used in Operating Activities	(32,400)	(6,100)	(55,300)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	55,000	300	55,300
Loans from related parties - directors and stockholders	(22,900)	6,100	-

Net Cash Provided by Financing Activities	32,100	6,400	55,300

Net (Decrease) Increase in Cash	(300)	300	-

Cash - Beginning of Period	300	-	-

Cash - End of Period	$-	$300	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to condensed financial statements are an integral part of these statements

BABY ALL CORP.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 1- Summary of Significant Accounting Policies

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates for the period ended made by management.

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

Page - 9

Note 2- Development Stage Activities and Going Concern

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

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on January 9, 2012. On  Febtuary 6, 2012, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3- Patent

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

Note 4- Common Stock

On December 1, 2010, the Company issued 3,000,000 shares of its common stock to individuals who are Directors and officers of the company for $300. The Company received payment of the receivable in January 2011.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on January 9, 2012. On  Febtuary 6, 2012, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

Note 5- Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2012 and 2011, was as follows (assuming a 23% effective tax rate)

Page - 10

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011, as follows:

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $52,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

Note 6- Related Party Transactions

As described in Note 4, on December 1, 2010, the Company issued 3,000,000 shares of its common stock to Directors and officers for $300 receivable. The Company received payment of the receivable in January 2011.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Certain statements contained in this Quarterly Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Baby All Corp and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Page - 11

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

Page - 12

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

Employees

Other than our current Directors and officers, we have no other full time or part-time employees. The Company has 2 outside consultants.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

Baby All’s infant medicine dispenser, which is a specially designed infant feeding-type bottle, allows parent and other care givers to administer liquid medications to infants in a more convenient and familiar structure. The design, development, manufacturing, and marketing of a commercial product will be carried out by 3rd party partners who agree to license the design and pay a portion of future royalties to maintain the license on an ongoing basis.

General Working Capital

We have raised as of today, $75,000 in gross proceeds  pursuant to the effective Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 9 2012  and  issued 2,500,000 free trading shares .

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as March 31 2012 reflects cash in the amount of $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2012 and March 31 2011 amounted to $13,573, $15,275 and $7,100, respectively .

We do not have sufficient resources to effectuate our business plan in full . We expect to incur a minimum of $100,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering  or thru additional  debt or equity financing . There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 13

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

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

ITEM 1A.                    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	Quarterly Issuances:

None.

2.	Subsequent Issuances:

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      REMOVED AND RESERVED

ITEM 5.                      OTHER INFORMATION

Quarterly Events

On March 20, 2012, a majority of the Company’s Board of Director voted to authorize a 2.4:1 forward stock split (the “Forward Stock Split”).  Consistent with the Company’s Articles of Incorporation and Delaware General Corporation Law, the action which was supported by a majority the shareholder action took effect on the opening of business Tuesday, April 03, 2012.

Page - 14

Subsequent Events

On April 3, 2012 the Company executed a forward split, changing every 1 share of common stock for 2.4 shares of common stock.

On April 19, 2012 a Letter of Intent ("LOI") was signed between the Company and Santa Fe Operating, Inc., for the exchange of shares of the Company (BABA), for all of the issued and outstanding shares of Santa Fe Operating, Inc., and related matters.

It is contemplated that the stockholders of Santa Fe would be issued a minimum of 33,478,261 shares of the Company's Common Stock and no more than 44,478,261 shares of BABAD Common Stock would be outstanding after such issuance if Santa Fe successfully completes an offering of its common stock resulting in gross proceeds of at least $2,500,000 prior to the deduction of any expenses related thereto. Additionally, shareholders of Santa Fe would be issued warrants to purchase 6,773,106 shares of the Company's common stock.

The closing of the proposed transaction is subject to the satisfactory completion of due diligence, the completion of definitive documents and the approval by the Boards of Directors of both BABA and Santa Fe. At closing, Santa Fe's management will assume management of BABA and a majority of directors of BABA will be directors nominated by Santa Fe.

Page - 15

Item 6. Exhibits

3.1	Articles of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on April 5, 2011)
3.2	Bylaws of the Company (Filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on April 5, 2011)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (Filed herewith)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Filed herewith)
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

Page - 16

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baby All Corp.
a Delaware corporation

May 10, 2012	By:	/S/ Efrat Schwartz
Efrat Schwartz
	Its:	CEO and a director

May 10, 2012	By:	/S/ Merav Shalom
Merav Shalom
	Its:	Principal Accounting and Financial Officer, and Secretary

Page - 17

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Efrat Schwartz, certify that:

               1.           I have reviewed this quarterly report on Form 10-Q of Baby All Corp.;

2.
   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 10, 2012	By:	/S/ Efrat Schwartz
Efrat Schwartz
	Its:	CEO and a director

Page - 18

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Merav Shalom, certify that:

                1.           I have reviewed this quarterly report on Form 10-Q of Baby All Corp.;

2.
             Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 10, 2012	By:	/S/ Merav Shalom
Merav Shalom
	Its:	Principal Accounting and Financial Officer, and Secretary

Page - 19

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Baby All Corp. (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Efrat Schwartz, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Efrat Schwartz By: Efrat Schwartz Its: CEO and a Director

Dated: May 10, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 20

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Baby All Corp. (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Merav Shalom, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Merav Shalom By: Merav Shalom Its: Principal Accounting and Financial Officer, Secretary and Director

Dated: May 15, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 21