Form 10-Q
period 2012-06-30
Santa Fe Petroleum, Inc.
filed 2012-08-13
CIK 1508262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 333-173302

SANTA FE PETROLEUM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-0362658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4011 West Plano Parkway, Suite 126

Plano, Texas 75093

(Address of Principal Executive Office)

Registrant’s Telephone Number, Including Area Code: (888) 870-7060

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 13, 2012, there were 39,478,261 shares of common stock, $.0001par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES (FORMERLY BABY ALL CORP)

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(1)
ASSETS

Unevaluated oil and natural gas property, successful efforts method	$494,132	$494,132
Deferred offering costs	23,784	23,784

Total assets	$517,916	$517,916

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$366,576	$203,338
Accounts payable, related parties	87,321	87,321
Accrued compensation	247,350	127,350

Total current liabilities	701,247	418,009

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized
39,478,261 and 33,478,261 shares issued and outstanding, respectively	3,948	3,348
Additional paid in capital	637,549	638,149
Deficit accumulated during the development stage	(824,828)	(541,590)

Total stockholders' equity (deficit)	(183,331)	99,907

Total liabilities and stockholders' equity (deficit)	$517,916	$517,916

(1) Certain items have been reclassified to conform to the current year presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES (FORMERLY BABY ALL CORP)

(A Development Stage Company)

Condensed Consolidated Statements of Operations)

(Unaudited)

					Period From
		Period From		Period From	May 11, 2011
	Three	May 11, 2011 (Commencement)	Six	May 11, 2011 (Commencement)	(Inception of Development
	Months	Of Operations)	Months	Of Operations)	Stage)
	Ended	Through	Ended	Through	Through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Expenses
Compensation	$60,000	$40,000	$120,000	$40,000	$423,581
Professional	78,576	70,702	80,391	70,702	196,041
Consulting	30,300	20,000	60,700	20,000	156,900
Other	1,227	5,570	22,147	5,570	48,306

Total expenses	170,103	136,272	283,238	136,272	824,828

Net loss	$(170,103)	$(136,272)	$(283,238)	$(136,272)	$(824,828)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic and diluted weighted average
shares outstanding	36,840,898	33,478,261	35,159,580	33,478,261	34,213,838

Stock-Based Compensation	$-	-	$-	$-	$123,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES (FORMERLY BABY ALL CORP)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

		Period From May 11, 2011	Period From May 11, 2011
	Six Months	(Commencement of	(Inception of
	Ended	Operations	Development Stage)
	June 30, 2012	to June 30, 2011	to June 30, 2012
Cash Flows From Operating Activities:

Net Loss	$(283,238)	$(136,272)	$(824,828)

Adjustments to reconcile net loss to net cash Provided by (used in) operating activities:
Stock based compensation	-	-	123,581

Increase in cash attributable to changes in operating assets and liabilities:
Accounts payable	163,238	88,312	366,576
Accounts payable – related parties	-	24,960	87,321
Accrued compensation	120,000	23,000	247,350
Net Cash Provided By (Used In) Operating Activities	-	-	-

Net Increase (Decrease) in Cash	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Unevaluated oil and natural gas property acquired through SFL acquisition	$-	$494,132	$494,132
Common stock and warrants issued to capital placement group as deferred offering costs	$-	$-	$23,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES (FORMERLY BABY ALL CORP)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'

EQUITY (DEFICIT)

  Period from May 11, 2011 (commencement of operations) through June 30, 2012

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid - In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
May 11, 2011 - Common stock and
1,999,150 warrants issued to unit
holders of Santa Fe Land, LLC
(amounts reflect the effect of the
recapitalization on May 10, 2012)	33,478,261	$3,348	$490,784	$-	$494,132

May 11, 2011 - Stock based compensation provided by
Principal Stockholder	-	-	123,581	-	123,581

May 17, 2011 - Common stock and 1,573,956 warrants issued
for capital placement fees provided by Principal Stockholder	-	-	23,784	-	23,784

Net loss	-	-	-	(541,590)	(541,590)

Balances at December 31, 2011	33,478,261	3,348	638,149	(541,590)	99,907

Shares issued in connection with
the recapitalization transaction on May 10, 2012	6,000,000	600	(600)	-	-

Net loss	-	-	-	(283,238)	(283,238)

Balances at June 30, 2012 (unaudited)	39,478,261	$3,948	$637,549	$(824,828)	$(183,331)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Santa Fe Petroleum, Inc. and Subsidiaries (Formerly Baby All Corp)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

1.	Nature of Business

On May 10, 2012, Santa Fe Petroleum, Inc., f/k/a Baby All Corp., a Delaware corporation (the “we,” “us ,” “our ,” or the “Company”), entered into a Share Exchange Agreement (the “Exchange Agreement”), with Santa Fe Operating, Inc., a Delaware corporation engaged in the exploration and production of oil and gas (“SFO”), Tom Griffin, an individual, on behalf of the holders (the “SFO Shareholders”) of 100% of the issued and outstanding common stock of SFO (the “SFO Stock”), and Efrat Schwartz, an individual and the holder of a majority of the issued and outstanding shares of our common stock, par value $0.0001 per share (the “Common Stock”). Pursuant to the Exchange Agreement, each SFO Shareholder was issued one share of Common Stock in exchange for each of such SFO Shareholder’s shares of SFO Stock (the “Exchange”). Pursuant to the terms of the Exchange Agreement, the Exchange closed on May 20, 2012 (the “Closing Date”). As a result, (i) we issued an aggregate of 33,478,261 shares of Common Stock to the SFO Shareholders; (ii) we issued warrants to purchase an aggregate of 6,764,856 shares of Common Stock to the SFO Shareholders, at an exercise price of $0.50 per share; and (iii) SFO became our wholly-owned subsidiary.

Prior to the Exchange, our business plan was to seek third party entities interested in licensing the rights to manufacture and market the patent design of an “infant medicine dispenser.” We were incorporated in Delaware on November 30, 2010, and a Design Patent Transfer and Sale Agreement was signed between Mrs. Julie Franchi (the inventor and seller), in relation to a patented technology on December 13, 2010, granting us exclusive rights, title and interest in and to the Design Patent Number: 380828 and all Intellectual Property rights, free and clear of any lien, charge, claim, preemptive rights, etc. for an infant medicine dispenser. We were not able to commercialize the product due to a lack of funds, and we did not build a prototype. Hence, no testing has been done to determine the ability of the technology to perform as we expect its reliability or its cost effectiveness. As a result, we were not able to commence operations under the infant medicine dispenser business plan and were in the development stage at the time of the Exchange.

As the result of the Exchange, we are now a development stage company engaged in the acquisition, exploration, and development of oil and gas properties. In addition to the development of our existing property interests, we intend to acquire additional oil and gas interests in the future. Our management believes that our future growth will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence by us. We also may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry. The analysis of new property interests will be undertaken by or under the supervision of our management and our board of directors (our “Board”). Although the oil and gas industry is currently very competitive, our management believes that many undervalued prospective properties remain available for acquisition purposes. For accounting purposes, the Exchange Agreement was accounted for as a reverse merger, since the SFO Shareholders collectively beneficially own approximately 84.8% of the Common Stock.

On May 11, 2011, SFO acquired 100 percent of the issued and outstanding units of membership interest of Santa Fe Land, LLC (such units, the “SFL Units”), a Texas limited liability company and a wholly-owned subsidiary of SFO (“SFL”). SFO issued an aggregate of 33,478,261 shares of its common stock and 1,966,100 warrants to purchase its common stock to holders of SFL units of membership interest (the “SFL Unit Holders”) in exchange for their SFL Units (the “SFL Acquisition”). The SFL Unit Holders were comprised entirely of entities under the control of Tom Griffin, the Company’s Chairman of the Board and a related party (the “Principal Stockholder”), including Long Branch Petroleum, LP (“LB”). The acquisition of SFL by SFO is being accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost basis of the assets transferred.

In connection with the SFL Acquisition, we acquired SFL’s oil and natural gas working interests of 100% with a net revenue interest of 75% for the Test Well in Comanche County, Texas. Additionally, we acquired a mineral lease over approximately 76 acres of land as part of the SFL Acquisition.

The Company formally changed its name from Baby All Corp. to Santa Fe Petroleum, Inc. on May 17, 2012.

Santa Fe Petroleum, Inc. and Subsidiaries (Formerly Baby All Corp)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

2.	Going Concern and Liquidity

As of June 30, 2012, we have not generated any revenue from our business plan and have an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity and or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Additionally, our audited consolidated financial statements since inception have contained a "going concern" reference by our independent registered public accounting firm, expressing substantial doubt about our ability to continue as a going concern.

3.	Summary of Significant Accounting Policies

Basic of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by GAAP. In the opinion of management, the consolidated financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the Company’s financial information on Form 8-K for the Exchange Agreement filed on May 11, 2012, and as amended on Form 8-K/A.

Principles of Consolidation

The unaudited consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, ..All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Development stage Company

The Company is classified as a development stage company in accordance with Accounting Standard Codification (“ASC”) 915, Development Stage Entities, since no revenues have been generated from inception through the date of these consolidated financial statements. During the development stage, the Company has primarily incurred compensation, professional, and consulting expenses associated with the Company’s contemplated equity financing plan.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to the oil and natural gas properties.

Santa Fe Petroleum, Inc. and Subsidiaries (Formerly Baby All Corp)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

3.	Summary of Significant Accounting Policies (Continued)

JOBS Act and Emerging Growth Company

Section 107 (b) of the JOBS Act provides that an “emerging growth company” can take advantage of the transition period for complying with new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jobs Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. As a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with other company effective dates.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and natural gas producing activities, as further defined under ASC 932, Extractive Activities - Oil and Natural Gas. Under these provisions, costs to acquire mineral interests in oil and natural gas properties, to drill exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. Capitalized costs of producing oil and natural gas interests are depleted on a unit-of-production basis.

If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If a determination cannot be made as to whether the reserves that have been found can be classified as proved, the cost of drilling the exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired and its costs are charged to expense. Its cost can, however, continue to be capitalized if a sufficient quantity of reserves is discovered in the well to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with ASC 360-10, Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Deferred offering costs consist principally of the fair value of stock grants and warrants issued to placement agents incurred through June 30, 2012 that are related to the Company’s contemplated equity financing and will be charged to stockholders’ equity upon the receipt of the contemplated equity financing proceeds or charged to expense if the contemplated equity financing is not completed.

Santa Fe Petroleum, Inc. and Subsidiaries (Formerly Baby All Corp)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

3.	Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method of ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective May 11, 2011 with the commencement of operations, the Company adopted provisions of ASC 740, Sections 25 through 60, Accounting for Uncertainties in Income Taxes. These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. For the period from May 11, 2011 (commencement of operations) through June 30, 2012, no adjustments were recognized for uncertain tax benefits. The Company’s initial tax year for 2011 is still subject to audit.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties were recognized during the period from May 11, 2011 (commencement of operations) through June 30, 2012.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Share Based Compensation, as of May 11, 2011. This statement requires the recognition of compensation expense measured at fair value when the Company obtains employee services in stock-based payment transactions.

Net Income (loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10, Earnings Per Share. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 6,764,856 and 3,573,106 of potentially dilutive warrants at June 30, 2012 and 2011, respectively.

Santa Fe Petroleum, Inc. and Subsidiaries (Formerly Baby All Corp)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

3. Summary of Significant Accounting Policies (Continued)

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

4. Acquisition of Oil and Gas Company

On May 11, 2011, SFO acquired 100 percent of the member units of SFL by issuing 33,478,261 shares of common stock and 1,966,900 warrants to SFL member unit holders in exchange for their SFL member units. The SFL member unit holders were comprised entirely of entities under the control of Tom Griffin, the Company’s Chairman of the Board and a related party (the “Principal Stockholder”). As a result of the Share Exchange on May 10, 2012, SFO and SFL are subsidiaries of the Company.

The acquisition of SFL is being accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost basis of the assets transferred. The warrants to purchase common stock of the Company are at an exercise price of $0.50 per share and have a three year exercise period.

The Company acquired SFL’s oil and natural gas working interests of 100% with a net revenue interest of 75% for the Barnett Cody #1A in Comanche County, Texas. Additionally, the Company acquired approximately 76 acres of land as part of the purchase.

The following table presents a summary of the historical costs of assets and liabilities acquired at the date of acquisition:

Assets acquired, unevaluated oil and natural gas property	$494,132
Liabilities assumed	-

Net assets acquired for 33,478,261 shares of Company common stock and 1,966,900 warrants to purchase Company common stock at $0.50 per share	$494,132

Concurrent with this transaction, the Principal Stockholder assigned 10,446,782 of his personal shares and 1,573,956 warrants in the Company to employees and consultants of the Company for services rendered. Under SAB Topic 5T, Miscellaneous Accounting, payments made by a principal stockholder to settle the Company’s obligations were deemed to be capital contributions.  Accordingly, the assignment of shares has been recognized in the accompanying consolidated financial statements as stock based compensation and deferred offering costs of approximately $124,000 and $24,000, respectively.

5.	Unevaluated Oil and Natural Gas Property

The Company’s principal asset consists of an unevaluated oil and natural gas property in Comanche County, Texas, which approximated $494,000 as of June 30, 2012 and December 31, 2011, respectively.

The unevaluated oil and natural gas property was originally drilled in 2009 by a predecessor affiliate company, as the Barnett Cody #1A test. However, additional capital was needed for the Company to commence further drilling activities. As a result of the additional capital requirements, the reservoir analysis has not yet being completed. As such, the Company has classified the oil and natural gas property as unevaluated as of June 30, 2012. As of June 30, 2012, the primary term of the Company’s oil and natural gas lease is through March 2014.

Santa Fe Petroleum, Inc. and Subsidiaries (Formerly Baby All Corp)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

5.          Unevaluated Oil and Natural Gas Property (Continued)

Additionally, as of June 30, 2012, the Company performed an impairment assessment of its unevaluated oil and natural gas property. This assessment included various factors such as management’s intention with regard to future exploration and development of wells in the geological area, the ability to extend the primary term of the lease for a reasonable period of time, the Company’s ability to obtain funds to finance exploration and development and the estimated discounted cash flows from the geological area as estimated based on initial core samples. Based on this analysis, no impairment charge was recorded to the carrying amount of the Company’s unevaluated oil and natural gas property as of June 30, 2012.

6.          Stockholders’ Equity

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock at $0.0001 par value per share. As of June 30, 2012, 39,478,261 shares were issued and outstanding.

Common Stock

Effective on the commencement date of May 11, 2011 (commencement of operations), the Company issued 33,478,261 shares of common stock for the acquisition of SFL from a related party. The stock was valued based on the historical cost basis of the asset acquired, which approximated $494,000.

In 2011, the Company filed a registration statement on Form S-1 to register and sell in a self-directed offering 6,000,000 shares of newly issued common stock at an offering price of $0.0125 per share for proceeds of up to $75,000. The Registration Statement was declared effective on January 9, 2012. On February 6, 2012, the Company issued 6,000,000 shares of common stock pursuant to the registration statement for proceeds of $75,000 and these shares are freely-tradable as a result of the registration of the offer and sale of these shares on Form S-1.

Stock Warrants

The Company had outstanding warrants at June 30, 2012 totaling 6,764,856. These warrants expire at various dates ranging from May 11, 2014 through May 17, 2015 and have an average exercise price of $0.50 per share.

Effective on the commencement date of May 11, 2011(commencement of operations), the Company granted 1,966,900 warrants to purchase common stock for the acquisition of SFL. The warrants have an exercise price of $0.50 per share and an exercise period of three years from the date of grant. The Company evaluated the warrants and determined that the warrants were not separable from the common stock issued for the acquisition of SFL.

Therefore, no Black Scholes calculation was made by the Company.

Effective May 17, 2011, the Company granted 1,573,956 warrants to purchase common stock to a consultant of the Company. The Company evaluated the stock warrants in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of May 17, 2011 approximated $2,000 and is included in deferred offering costs in the accompanying consolidated balance sheets.

Effective on January 1, 2012, the Company issued 3,200,000 warrants to purchase common stock to two consultants of the Company and 24,000 warrants to purchase common stock to a director of the Company. The Company evaluated the stock warrants in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of January 1, 2012 was de minimis and no amount was recorded in the consolidated financial statements.

Santa Fe Petroleum, Inc. and Subsidiaries (Formerly Baby All Corp)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

6.          Stockholders’ Equity (Continued)

Stock Grants

Effective May 11, 2011(commencement of operations), the Principal Stockholder granted 8,872,826 shares of common stock to employees and consultants of the Company. Under SAB Topic 5T, Miscellaneous Accounting, these were deemed stock based compensation of the Company and were valued in accordance with ASC 718, Stock Compensation. As a result of our analysis, the total fair value for the stock grant, based on the net asset value of the Company on May 11, 2011, approximated $124,000 and is included in compensation expense within the accompanying consolidate statement of operations. Additionally, on May 17, 2011, the Principal Stockholder granted 1,573,956 shares of common stock to a capital placement agent which had a fair value of approximately $24,000, based on the net asset value of the Company on May 17, 2011. This amount is included in deferred offering costs within the accompanying consolidated balance sheets.

7.          Related Party Transactions

On May 11, 2011, SFO acquired 100% of the member units of SFL in exchange for 33,478,261 shares of Common Stock and 1,966,900 warrants to SFL member unit holders in exchange for their SFL member units. All the SFL member unit holders were entities under the control of Tom Griffin, our chairman of the board. This acquisition was accounted for as a combination of entities under common control; therefore, the assets transferred are reflected on our balance sheet at their historical cost basis of $494,132.

In the Exchange described above, Mr. Griffin exchanged 18,157,329 shares of SFO for 18,157,329 shares of our Common Stock, and Bruce A. Hall, our Chief Executive Officer and Chief Financial Officer, exchanged 8,347,826 shares of SFO for 8,347,826 shares of our Common Stock.

Tom Griffin, our chairman of the board, is the President of Land Banks for which we have arrangements with. The Land Bank arrangement, and other similar arrangements we intend to enter into, is designed to allow us to build an inventory of oil and gas leases utilizing our funds in more efficient way. As of June 30, 2012, the Land Banks had acquired 11 leases on approximately 1,574 acres. Under the Lease Acquisition Agreements, we can purchase the leases, or portions of the leases, held by the Land Banks from time to time and are obligated to purchase all the leases held by the Land Banks within two years from the dates the Land Banks were formed, subject to change by mutual consent. The Land Banks were formed in February and May of 2012. The aggregate purchase price for the leases will be equal to a 50% minimum return, or 50% annualized return, whichever is greater, of the total investment raised by an entity controlled by Mr. Griffin through the sale of its holdings of our Common Stock and utilized for the support of the Land Banks. Investors in the Land Banks subsequent to the closing of the Exchange will receive proceeds from the sale of leases by the Land Banks to SFL based on their Participation Agreements. If there are excess profits remaining after payments to Participants by the Land Banks, 50% of the excess profits will be paid to the Participants and 50% to the Land Banks.

Our executive offices are located at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093, where we occupy approximately 1,000 square feet of office space. We do not have a lease but pay rent of $1,500 per month under an arrangement with a company controlled by Mr. Griffin, which leases the space from an unaffiliated owner. We believe that our current office space and facilities will have to be expanded in the near future to meet our growth plans. From May 11, 2011 (commencement of operations) through June 30, 2012, we have recorded approximately $39,000 in rental expense for our executive offices.

From May 11, 2011 (commencement of operations) through June 30, 2012, SFPetro, Inc., a Texas entity that is an affiliate of the Company (“SFPetro Inc.”) expended $73,385 of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying consolidated balance sheet at June 30, 2012. SFPetro, Inc. is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to compensation and legal expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

Santa Fe Petroleum, Inc. and Subsidiaries (Formerly Baby All Corp)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

7.          Related Party Transactions (Continued)

From May 11, 2011 (commencement of operations) through June 30, 2012, SF Petroleum, LLC (“SF Petroleum LLC”), expended $13,936 of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying consolidated balance sheet at June 30, 2012. SF Petroleum LLC is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to legal and consulting expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

We have engaged, and may engage in the future, in transactions with our affiliates or stockholders, officers and directors of our affiliates. TexTron Southwest, Inc. (“TexTron”) provides operating services including drilling of wells and ongoing operating management for oil and gas entities and is owned by entities under the control of the Principal Stockholder.

8.          Commitment and Contingencies

From time-to-time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company is unaware of any claim or lawsuit as of June 30, 2012 and December 31, 2011.

The Company is subject to various possible contingencies that arise primarily from interpretation of federal and state laws and regulations affecting the oil and natural gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, environmental issues and other matters. Although management believes that it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, environmental matters are subject to regulation by various federal and state agencies.

We, along with SFL, have entered into Lease Acquisition Agreements with the Land Banks pursuant to which SFL will have the option from time-to time to acquire leases held by the Land Banks at prices to be determined based on the date of each purchase and the obligation to buy any remaining leases the Land Bank owns at the end of a two (2) year period at a price determined by a preset formula as discussed below. The amount of our financial risk related to these acquisitions will depend on the amount and value of the leases that the Land Bank acquires. Based on current estimates we expect that the acquisitions will be $5,000,000 or more in leases. This amount is subject to change. Additionally, the Land Bank may lend up to $150,000 to SFL to fund the expenses of testing the Test Well owned by SFL. We have a contingent liability to fund land banks if successful drilling is obtained.

Under the Lease Acquisition Agreements, SFL will have the right to acquire leases from the Land Banks. The aggregate purchase price for the leases will be equal to a 50% minimum return, or 50% annualized return, whichever is greater, of the total investment raised by LB through the sale of its shares of our common stock and utilized for the support of the Land Banks. SFL’s acquisitions of Leases may occur from time to time, but must be completed within two years from the date the Land Bank is formed. Additionally, if the SFL has borrowed funds pursuant to the Land Bank Loan, the Land Bank Loan will bear interest at 50% minimum return, or 50% annualized return, whichever is greater, and be payable in full not later than two years after each of the Land Banks were formed, which was February and May of 2012, respectively.

At the time SFL completes the acquisition of all the Leases or pays the loan in full, whichever is later, the Lease Acquisition Agreement will require that SFL make an additional payment to the Land Bank equal to the greater of (a) 50% of the total contributions by Participants to the Land Bank less the sum of (i) Lease acquisition payments made by SFL to the Land Bank in excess of the Land Bank’s costs to acquire the Leases plus (ii) aggregate interest paid on the loan to SFL or (b) an amount that, after taking into account the amount and timing of all distributions from the Land Bank to Participants, will repay the Participants’ contributions and provide a 50% minimum return, or 50% annualized return, whichever is greater, to the Participants on their un-repaid contributions (that is, contributions not yet repaid) over the life of the Land Bank.

Santa Fe Petroleum, Inc. and Subsidiaries (Formerly Baby All Corp)

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

8.          Commitment and Contingencies (Continued)

As an example, as of June 30, 2012, there were 1,574 acres under the Lease Acquisition Agreement that had received contributions from Participants in the amount of $400,000. SFL could acquire the leases from the Land Bank for $600,000 (investment plus 50% return), or at an effective rate of $381 per acre.

If, for any reason, SFL fails to acquire all remaining leases or repay the loan as discussed above, in addition to any other remedies it may have for such failure, the Land Bank may sell the remaining leases to other purchasers. Additionally, we will be liable if SFL does not perform its obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements discuss matters that are not historical facts .   Because they discuss future events or conditions, forward-looking statements may include words such as “believe,” “intend,” “could,” “should,” “would,” “may,” “seek,” “might,” “will,” “potential,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “plan” and similar expressions, or the negative thereof.  In particular, statements, expressed or implied, concerning future operating results, the ability to replace or increase reserves, or to increase production, or the ability to generate income or cash flows are by nature, forward-looking statements.  These statements are based on certain assumptions and analyses made by the management of the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, forward-looking statements are not guarantees of performance and no assurance can be given that these expectations will be achieved.

Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but are not limited to, any of the following:  market conditions, uncertainties inherent in oil and gas production operations and estimating reserves, unexpected future capital expenditures, the timing and extent of changes in commodity prices for crude oil, natural gas and related products,  interest rates, inflation, the availability of goods and services, drilling and other operational risks, availability of capital resources, success of our operational risk management activities, governmental relations, legislative or regulatory changes, political developments, acts of war and terrorism.  A more detailed discussion on risks relating to the oil and natural gas industry and to us is included in our Form 8-K filed for the Exchange Agreement on May 11, 2012, as amended on Form 8-K/A.

In light of these risks, uncertainties and assumptions, we caution the reader that these forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from those expressed or implied by the statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.  We undertake no obligations to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a development stage oil and gas company led by an experienced management team and focused on production of oil and natural gas. Our business plan is to acquire oil and gas properties for appraisal and development.   Through the Land Bank arrangement and similar arrangements, we plan to gain control over substantial oil and gas prospects, which will be acquired from the Land Bank(s) from time to time as we are prepared to begin our appraisal and drilling operations on specific leases. We will employ strict selection guidelines for our projects including but not limited to 1) priority to projects with near term cash flow potential, pay-back period, quantity and quality of oil and gas reserves and utilizing premier oilfield services and engineering firms in analyzing and conducting our operations. Until we form a subsidiary that is qualified to be the operator under our oil and gas leases, an affiliated company will act as contract operator.

In 1997 our chairman of the board, Tom Griffin, established Santa Fe Petroleum, LLC, a Texas limited liability company engaged in oil and gas operations (“SFP2”) that subsequently ceased operations and forfeited its status with the Texas Secretary of State in 2006. In 2010, Mr. Griffin formed a new entity, SFP, as a business to engage in oil and gas exploration and production. SFP2 drilled 25 vertical and horizontal wells in East Texas and achieved significant aggregate returns for investors in those projects. As of the date of this Form 8-K/A, SFP is a holding company with no oil and gas operations, and we have no ownership in the prior business or wells drilled in East Texas. In December 2009 that business drilled the Test Well on a 76-acre lease in the Bend Arch-Fort Worth Basin in Texas. Baker Hughes, a top-tier oilfield services company, interpreted the logs and Weatherford Laboratories, who is engaged in all facets of rock and fluid analysis for the purpose of evaluating hydrocarbon resources around the world, analyzed the core samples. The Baker Hughes log interpretation report at the Test Well site was based on an 80-acre project. The side-wall core samples were taken every two feet beginning a few feet below the Barnett Shale in the Ellenberger formation and above the Barnett Shale a few feet in the Marble Falls formation. The results show oil exists in a porous, 101-feet-thick blanket formation with the top of the formation at the initial test-well location at a depth of approximately 2,600 feet below the surface. In order to exploit this opportunity, Mr. Griffin and the investors in the Test Well formed SFO, a Texas corporation, in 2011. SFO’s wholly owned subsidiary, SFL, which was originally incorporated in Texas in 2009, owns the 76-acre oil and gas lease and the Test Well. Aside from acquiring the Test Well and associated leases, SFO and SFL have not conducted any operations and have not begun oil and gas production from the Test Well. As a result of the Exchange on May 10, 2012, SFO and SFL became our wholly owned subsidiaries..

The Company believes that for the foreseeable future, the world will be highly dependent on oil and natural gas. Currently, alternative fuels are far more expensive than fossil fuels and because of the politically unstable conditions of many of the energy producing regions of the world, the Company believes that oil and natural gas will remain a key yet volatile component of the world’s future energy requirements. Additionally, with the ever increasing world demand for energy, the domestic production of oil and gas will play an even greater role in America’s future then it already has to date.

Recent Events

Effective July 10, 2012, the Company dismissed Weinberg & Baer LLC (“Weinberg”) as the Registrant’s certifying accountants. The Registrant’s Board of Directors approved this action. The reports of Weinberg on the Registrant’s financial statements for each of the fiscal years ended December 31, 2011 and 2010 and the interim period ended March 31, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their report expressed substantial doubt as to the Registrants ability to continue as a going concern.

On July 10, 2012, the Company engaged Rothstein Kass as its new independent accountant. The Registrant’s Board of Directors approved this action. The decision to dismiss Weinberg and to engage Rothstein Kass was based on the Registrant’s business plan for the acquisition, exploration and development of oil and gas properties.

On August 7, 2012, the Registrant announced that they have retained the services of Steven Crane to serve as the interim Chief Operating Officer of the Company. Mr. Crane is the Managing Partner of ProOperate LLC, a professional operations management firm based in Dallas, Texas. Mr. Crane possesses over thirty years of broad-based strategic operations and financial management experience beginning his career with PricewaterhouseCoopers, serving clients in the energy and oil production industry. Mr. Crane is assisting the Company with its transition from a privately-held to a publicly-traded corporation, with its capital structure and funding, and in the implementation of its plans for future growth.

The Board of Directors of the Registrant approved the retention of Mr. Crane’s services as interim Chief Operating Officer effective July 10, 2012.

Results of operations

Revenues:

The Company is in the development stage and has not obtained revenue under its business plan.

Operating Expenses:

Operating expenses increased $146,966, or 108%, to $283,238 for six months ended June 30, 2012 from $136,272 for period from May 11, 2011 (commencement of operations) through June 30, 2011. Operating expenses increased $33,831, or 25%, to $170,103 for three months ended June 30, 2012 from $136,272 for period from May 11, 2011 (commencement of operations) through June 30, 2011. The Company operating expenses have been primarily accrued compensation and professional (legal) related to completing the Share Exchange and becoming a publicly traded company.

Capital Commitments, Capital Resources and Liquidity

Capital commitments.  The Company’s primary needs for cash are (i) to fund drilling and development costs associated with well development within its leasehold properties, (ii) the  further acquisition of additional leasehold assets, and iii), the payment of contractual obligations and working capital obligations. Initially, funding for these cash needs will be provided by the sale of equity from a $5 million private placement memorandum. Subsequently, this will be supplemented by a combination of internally-generated cash flows from operations and equity and or debt financing sources.

Capital resources and liquidity.  The Company’s primary capital resources from May 11, 2011 (commencement of operations) through June 30, 2012, have been from funds provided by affiliated related parties. We believe that funds from our $5 million private placement memorandum of common stock should be sufficient to meet both our short-term working capital requirements and our 12 month capital expenditure plans.

Cash flow from operating activities.  The Company had no cash flow from operating activities for the six and three months ended June 30, 2012 and for the period from May 11, 2011 (commencement of operations) through June 30, 2011.

Cash flow used in investing activities.  The Company had no cash flow from investing activities for the six and three months ended June 30, 2012 and for the period from May 11, 2011 (commencement of operations) through June 30, 2011.

Cash flow from financing activities.  The Company had no cash flow from financing activities for the six and three months ended June 30, 2012 and for the period from May 11, 2011 (commencement of operations) through June 30, 2011.

Liquidity.   At June 30, 2012 and December 31, 2011, the Company had no cash and cash equivalents, a working capital deficit of $701,247 and a deficit accumulated during the development stage of $824,828.

A critical component of our operating plan is the ability to obtain additional capital through additional equity or debt financing. We do not believe that existing capital and anticipated funds from operations will be sufficient to execute our strategic plan during 2012 without either equity or debt financing. We have engaged an investment bank to raise up to $5 million in a private placement of our common stock. We believe that the $5 million of funding will provide sufficient capital to conduct our business plan over the next twelve months. We cannot ensure that financing will be available in amounts or on terms acceptable to us, if at all, and failure to secure the necessary financing could have a significant impact on our ability to continue as a going concern. We plan to seek additional capital in the future to fund growth and expansion through additional equity or debt financing. No assurance can be made that such financing will be available.

As discussed previously, we intend to purchase leases from the Land Banks pursuant to the Lease Acquisition Agreements. The source of funds for the Initial Payment will be from the anticipated closing of the Company’s current $5 million private placement.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in the oil and gas exploration industry. To address these risks we must, among other things, implement and successfully execute our business strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f) (1), we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures are expected to include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting

PART II

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f) (1), we are not required to provide the information required by this Item 1A.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2012, the Company completed the Share Exchange, as discussed in Items 1.01 and 3.01 of Form 8-K, filed on May 11, 2012, as amended on Form 8-K/A, and such sections are incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit
Number	Description

2.1	Share Exchange Agreement between the Company and Santa Fe Operating, Inc. dated May 10, 2012 (previously filed as Exhibit 2.1 to the Current Report on Form 8-K of the Issuer filed on May 11, 2012)

3.1	Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed on April 5, 2011)

3.2	By-Laws of the Company (previously filed as Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed on April 5, 2011)

3.3	Form of Common Stock Certificate of the Company (previously filed as Exhibit 3.3 to the Registration Statement on Form S-1 of the Company filed on April 5, 2011)

3.4	Amendment to Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on May 24, 2012)

10.1	Design Patent Transfer and Sale Agreement dated December 13, 2010 (previously filed as Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed on April 5, 2011)

10.2	Form of Lease Acquisition Agreement (previously filed as Exhibit 10.2 to the Current Report on Form 8-K of the Issuer filed on June 26, 2012)

10.3	Form of Participation Agreement (previously filed as Exhibit 10.3 to the Current Report on Form 8-K of the Issuer filed on June 26, 2012)

10.4	Paid Up Oil and Gas Lease, dated as of March 24, 2009, by and between Cody S. Rogers, an individual, and Gas Group Limited (previously filed as Exhibit 10.4 to the Current Report on Form 8-K of the Issuer filed on June 26, 2012)

31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14 (Filed herewith)

32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTA FE PETROLEUM, INC.

Date: August 13, 2012	By:	/s/ Bruce A. Hall
Bruce A. Hall
Chief Executive Officer, Chief Financial Officer and Director

