Form 10-K/A
period 2011-12-31
Santa Fe Petroleum, Inc.
filed 2012-09-07
CIK 1508262

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

None

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was originally filed on March 22, 2012, is being filed that corrects an erroneous statement that the Registrant’s Common Stock, $0.0001 par value were securities registered pursuant to Section 12 (g) of the Exchange Act. The first page of the Form 10-K/A now states the following:

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Other than the change noted above, this Amendment on Form 10-K/A does not change our previously reported consolidated financial statements or any of the other disclosures previously contained in the Form 10-K filed on March 22, 2012.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Baby All Corp.

Date: September 7, 2012	By:	/s/Bruce A. Hall
Bruce A. Hall Chief Executive Officer