Form 10-K/A
period 2011-12-31
Santa Fe Petroleum, Inc.
filed 2012-11-13
CIK 1508262

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.2

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

EXPLANATORY NOTE

This Amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, filed with the Commission on September 07, 2012, is being filed to include the certifications required by Regulation S-K Item 601(b)(31).

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

Baby All Corp.

Date: November 13, 2012	By:	/s/Bruce A. Hall
Bruce A. Hall Chief Executive Officer