Form 10-Q
period 2012-09-30
Santa Fe Petroleum, Inc.
filed 2012-11-13
CIK 1508262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-173302

SANTA FE PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0362658
(State of incorporation)	(I.R.S. Employer Identification No.)

4011 West Plano Parkway, Suite 126

Plano, Texas 75093

(Address of principal executive offices)

(888) 870-7060

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes     [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [_]Yes     [_] No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [_] Yes  [X] No

As of November 12, 2012, there were 39,478,261 shares of common stock, $.0001 par value, outstanding and 1,179,450 shares of common stock to be issued. In total, there were 40,657,711 shares of common stock issued, outstanding and to be issued as of November 12, 2012.

SANTA FE PETROLEUM, INC.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "SFPI" refers to Santa Fe Petroleum, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Unaudited Consolidated Balance Sheet as of September 30, 2012, and Audited Consolidated Balance Sheet as of December 31, 2011.	F-2
Unaudited Consolidated Statement of Operations for the Three Months Ended September 30, 2012, and 2011, and the Nine Months Ended September 30, 2012, and 2011, and since inception.	F-3
Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2012, and 2011, and since inception.	F-4
Unaudited Consolidated Statements of Stockholders Equity as of September 30, 2012, and December 31, 2011.	F-5
Notes to Condensed Consolidated Financial Statements Unaudited.	F-6

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES

(FORMALLY BABY ALL CORP)

A Development Stage Company

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2012	2011
	(Unaudited)	(1)
ASSETS

Current assets
Cash and cash equivalents	$191,138	$-

Total current assets	191,138	-

Unevaluated oil and natural gas property, successful efforts method	502,107	494,132
Deferred offering costs	-	23,784

Total assets	$693,245	$517,916

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$505,620	$203,338
Accounts payable, related parties	101,455	87,321
Accrued consulting	405,000	-
Accrued compensation	307,350	127,350

Total current liabilities	1,319,425	418,009

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized
39,478,261 and 33,478,261 shares issued and outstanding, respectively	3,948	3,348
Common stock to be issued, 807,050 shares	81	-
Additional paid in capital	957,257	638,149
Deficit accumulated during the development stage	(1,587,466)	(541,590)

Total stockholders' equity (deficit)	(626,180)	99,907

Total liabilities and stockholders' equity (deficit)	$693,245	$517,916

(1)	Certain items have been reclassified to conform to the current year presentation.

The accompanying notes are an integral part of these financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES

(FORMALLY BABY ALL CORP)

A Development Stage Company

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Period from
				Period from	May 11, 2011
				May 11, 2011	(inception of
	Three Months	Three Months	Nine Months	(commencement of operations)	development stage
	Ended	Ended	Ended	through	through
Expenses	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012

Compensation	$60,000	$60,000	$180,000	$100,000	$483,581
Professional	134,047	26,739	214,438	97,441	330,088
Consulting	552,000	30,000	612,700	50,000	708,900
Other	16,591	8,419	38,738	13,949	64,897

Total expenses	762,638	125,158	1,045,876	261,390	1,587,466

Net loss	$(762,638)	$(125,158)	$(1,045,876)	$(261,390)	$(1,587,466)

Basic and diluted loss per share	$(0.02)	$0.00	$(0.03)	$(0.01)	$(0.05)

Basic and diluted weighted average
shares outstanding	39,560,995	33,478,261	36,637,427	33,478,261	35,182,221

The accompanying notes are an integral part of these financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES

(FORMALLY BABY ALL CORP)

A Development Stage Company

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		Period from May 11, 2011	Period from May 11, 2011
	Nine Months	(Commencement of	(Inception of
	Ended	Operations	Development Stage)
	Sept. 30, 2012	to Sept. 30, 2011	to Sept. 30, 2012
Cash Flows From Operating Activities:

Net Loss	$(1,045,876)	$(261,390)	$(1,587,466)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	—	123,581

Increase in cash attributable to changes in operating assets and liabilities:
Accounts payable	302,282	152,829	505,620
Accounts payable, related parties	14,134	36,211	101,455
Accrued consulting fees	405,000	—	405,000
Accrued compensation	180,000	72,350	307,350
Net Cash Used in Operating Activities	(144,460)	—	(144,460)

Investing Activities:
Investment in unevaluated oil and natural gas property	(7,975)	—	(7,975)

Net Cash Used in Operating Activities	(7,975)	—	(7,975)

Financing Activities:
Proceeds from sale of common stock, net of placement costs	343,573	—	343,573

Net Cash Provided by Financing Activities	343,573	—	343,573

Net Increase in Cash	191,138	—	191,138
Cash at Beginning of Period	—	—	—
Cash at End of Period	$191,138	$—	$191,138

Supplemental disclosure of non-cash investing and financing activities

Unevaluated oil and natural gas property acquired through SFL acquisition	$—	$—	$494,132
Common stock and warrants issued to capital placement group as deferred offering costs	$23,784	$—	$23,784
Recapitalization transaction	$600	$—	$641,497

The accompanying notes are an integral part of these financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES

(FORMALLY BABY ALL CORP)

A Development Stage Company

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

For the periods of May 11, 2011 (commencement of operations) through December 31, 2011 and January 1, 2012 through September 30, 2012

(UNAUDITED)

					Deficit
			Common		Accumulated	Total
			Stock	Additional	During the	Stockholders’
	Common Stock		to be	Paid - In	Development	Equity
	Shares	Amount	Issued	Capital	Stage	(Deficit)
May 11, 2011 - Common stock and
1,999,150 warrants issued to unit
holders of Santa Fe Land, LLC
(amounts reflect the effect of the
recapitalization on May 10, 2012)	33,478,261	$ 3,348	$ -	$ 490,784	$ -	$ 494,132

May 11, 2011 - Stock based compensation
provided by Principal Stockholder	-	-	-	123,581	-	123,581

May 17, 2011 - Common stock and 1,573,956
warrants issued for capital placement fees
provided by Principal Stockholder	-	-	-	23,784	-	23,784

Net loss	-	-	-	-	(541,590)	(541,590)

Balances at December 31, 2011	33,478,261	$ 3,348	$ -	$ 638,149	$ (541,590)	$ 99,907

Shares issued in connection with the
recapitalization transaction	6,000,000	600	-	(600)	-	-

Sale of common stock from July through September 2012 at $0.50 per share	807,050	-	81	403,444	-	403,525

Payment of financing and offering expenses	-	-	-	(59,952)	-	(59,952)

Write off of deferred offering expenses	-	-	-	(23,784)	-	(23,784)

Net loss	-	-	-	-	(1,045,876)	(1,045,876)

Balances at September 30, 2012	40,285,311	$ 3,948	$ 81	$ 957,257	$ (1,587,466)	$ (626,180)

The accompanying notes are an integral part of these financial statements

Note 1 – Nature of Operations

On May 10, 2012, Santa Fe Petroleum, Inc., f/k/a Baby All Corp., a Delaware corporation (the “we,” “us ,” “our ,” or the “Company”), entered into a Share Exchange Agreement (the “Exchange Agreement”), with Santa Fe Operating, Inc., a Delaware corporation engaged in the exploration and production of oil and gas (“SFO”), Tom Griffin, an individual, on behalf of the holders (the “SFO Shareholders”) of 100% of the issued and outstanding common stock of SFO (the “SFO Stock”), and Efrat Schwartz, an individual and the holder of a majority of the issued and outstanding shares of our common stock, par value $0.0001 per share (the “Common Stock”). Pursuant to the Exchange Agreement, each SFO Shareholder was issued one share of Common Stock in exchange for each of such SFO Shareholder’s shares of SFO Stock (the “Exchange”). Pursuant to the terms of the Exchange Agreement, the Exchange closed on May 20, 2012, (the “Closing Date”). As a result, (i) we issued an aggregate of 33,478,261 shares of Common Stock to the SFO Shareholders; (ii) we issued warrants to purchase an aggregate of 6,764,856 shares of Common Stock to the SFO Shareholders, at an exercise price of $0.50 per share; and (iii) SFO became our wholly-owned subsidiary.

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

On May 11, 2011, SFO acquired 100 percent of the issued and outstanding units of membership interest of Santa Fe Land, LLC (such units, the “SFL Units”), a Texas limited liability company and a wholly-owned subsidiary of SFO (“SFL”). SFO issued an aggregate of 33,478,261 shares of its common stock and 1,999,150 warrants to purchase its common stock to holders of SFL units of membership interest (the “SFL Unit Holders”) in exchange for their SFL Units (the “SFL Acquisition”). The SFL Unit Holders were comprised entirely of entities under the control of Tom Griffin, the Company’s Chairman of the Board and a related party (the “Principal Stockholder”), including Long Branch Petroleum, LP (“LB”). The acquisition of SFL by SFO is being accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost basis of the assets transferred.

In connection with the SFL Acquisition, we acquired SFL’s oil and natural gas working interests of 100% with a net revenue interest of 75% for the Test Well in Comanche County, Texas. Additionally, we acquired a mineral lease over approximately 76 acres of land as part of the SFL Acquisition.

The Company formally changed its name from Baby All Corp. to Santa Fe Petroleum, Inc. on May 17, 2012.

Note 2 – Going Concern and Liquidity

As of September 30, 2012, we have not generated any revenue from our business plan and have an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity and or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basic of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by GAAP. In the opinion of management, the condensed consolidated financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the Company’s financial information on Form 8-K for the Exchange Agreement filed on May 11, 2012, and as amended on Form 8-K/A.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions, accounts and balances have been eliminated in consolidation.

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

The Company’s estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to prove undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to the oil and natural gas properties.

JOBS Act and Emerging Growth Company

Section 107 (b) of the JOBS Act provides that an “emerging growth company” can take advantage of the transition period for complying with new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1 of the Jobs Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies. As a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with other company effective dates.

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

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Deferred offering costs consist principally of the fair value of stock grants and warrants issued to placement agents that are related to the Company’s contemplated equity financing and will be charged to stockholders’ equity upon the receipt of the contemplated equity financing proceeds or charged to expense if the contemplated equity financing is not completed. During the three months ended September 30, 2012, the Company received subscriptions of 807,050 shares of common stock for $319,789 of net proceeds ($403,525 gross proceeds less $83,736 of financing and offering expenses) through a private placement memorandum at $0.50 per share. As a result, previously recorded deferred offering expenses of $23,784 were written off.

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

Effective May 11, 2011, with the commencement of operations, the Company adopted provisions of ASC 740, Sections 25 through 60, Accounting for Uncertainties in Income Taxes. These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. For the period from May 11, 2011, (commencement of operations) through September 30, 2012, no adjustments were recognized for uncertain tax benefits. The Company’s initial tax year for 2011 is still subject to audit.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties were recognized during the period from May 11, 2011, (commencement of operations) through September 30, 2012.

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

Net Income (loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10, Earnings Per Share. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 6,764,856 and 3,573,106 of potentially dilutive warrants at September 30, 2012, and 2011, respectively.

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

Note 4 - Acquisition of Oil and Gas Company

On May 11, 2011, SFO acquired 100 percent of the member units of SFL by issuing 33,478,261 shares of common stock and 1,999,150 warrants to SFL member unit holders in exchange for their SFL member units. The SFL member unit holders were comprised entirely of entities under the control of Tom Griffin, the Company’s Chairman of the Board and a related party (the “Principal Stockholder”). As a result of the Share Exchange on May 10, 2012, SFO and SFL are subsidiaries of the Company.

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

The following table presents a summary of the historical costs of assets and liabilities acquired at the date of acquisition:

Assets acquired, unevaluated oil and natural gas property	$494,132
Liabilities assumed	—
Net assets acquired for 33,478,261 shares of Company common stock and 1,999,150 warrants to purchase Company common stock at $0.50 per share	$494,132

Concurrent with this transaction, the Principal Stockholder assigned 10,446,782 of his personal shares and 1,573,956 warrants in the Company to employees and consultants of the Company for services rendered. Under SAB Topic 5T, Miscellaneous Accounting, payments made by a principal stockholder to settle the Company’s obligations were deemed to be capital contributions.  Accordingly, the assignment of shares was recognized in the accompanying condensed consolidated financial statements as stock based compensation and deferred offering costs of approximately $124,000 and $24,000, respectively. In September 2012, the Company received cash proceeds from its private placement memorandum and as a result, the deferred offering costs of $24,000 were adjusted to stockholders’ equity (deficit).

Note 5 - Unevaluated Oil and Natural Gas Property

The Company’s principal asset consists of an unevaluated oil and natural gas property in Comanche County, Texas, which approximated $502,000 as of September 30, 2012, and $494,000 as of December 31, 2011.

The unevaluated oil and natural gas property was originally drilled in 2009 by a predecessor affiliate company, as the Barnett Cody #1A test. However, additional capital was needed for the Company to commence further drilling activities. As a result of the additional capital requirements, the reservoir analysis has not yet being completed. As such, the Company has classified the oil and natural gas property as unevaluated as of September 30, 2012. As of September 30, 2012, the primary term of the Company’s oil and natural gas lease is through March 2014.

Additionally, as of September 30, 2012, the Company performed an impairment assessment of its unevaluated oil and natural gas property. This assessment included various factors such as management’s intention with regard to future exploration and development of wells in the geological area, the ability to extend the primary term of the lease for a reasonable period of time, the Company’s ability to obtain funds to finance exploration and development and the estimated discounted cash flows from the geological area as estimated based on initial core samples. Based on this analysis, no impairment charge was recorded to the carrying amount of the Company’s unevaluated oil and natural gas property as of September 30, 2012.

Note 6 - Stockholders’ Deficit

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock at $0.0001 par value per share. As of September 30, 2012, 39,478,261 shares were issued and outstanding. Additionally, there were 807,050 shares of common stock to be issued as of September 30, 2012. In total, there were 40,285,311 shares of common stock issued, outstanding and to be issued as of September 30, 2012.

Common Stock

Effective on the commencement date of May 11, 2011, (commencement of operations), the Company issued 33,478,261 shares of common stock for the acquisition of SFL from a related party. The stock was valued based on the historical cost basis of the asset acquired, which approximated $494,000.

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

From July 1, 2012, through September 30, 2012, the Company received subscriptions of 807,050 shares of common stock for $319,789 of net proceeds ($403,525 gross proceeds less $83,736 of financing and offering expenses) through a private placement memorandum (“PPM”). Common stock was sold at $0.50 per share through the PPM to “accredited investors” as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act of 1933, as amended. As of September 30, 2012, the common stock sold had not been issued to the investors and these subscriptions are not refundable. Thus, these amounts were reflected as common stock to be issued in the condensed consolidated statement of stockholders’ equity (deficit). See Subsequent Events Note.

Stock Warrants

The Company had outstanding warrants at September 30, 2012, totaling 6,764,856. These warrants expire at various dates ranging from May 11, 2014, through May 17, 2015, and have an average exercise price of $0.50 per share.

Effective on the commencement date of May 11, 2011, (commencement of operations), the Company granted 1,999,150 warrants to purchase common stock for the acquisition of SFL. The warrants have an exercise price of $0.50 per share and an exercise period of three years from the date of grant. The Company evaluated the warrants and determined that the warrants were not separable from the common stock issued for the acquisition of SFL. Therefore, no Black Scholes calculation was made by the Company.

Effective May 17, 2011, the Company granted 1,573,956 warrants to purchase common stock to a consultant of the Company. The Company evaluated the stock warrants in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of May 17, 2011, approximated $2,000 and was recorded initially as deferred offering costs in the condensed consolidated financial statements. When the Company sold shares through the PPM described above, the Company converted the $2,000 of deferred offering costs to stockholders’ equity (deficit) in September 2012.

Effective on January 1, 2012, the Company issued 3,200,000 warrants to purchase common stock to two consultants of the Company and 24,000 warrants to purchase common stock to a director of the Company. The Company evaluated the stock warrants in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of January 1, 2012, was de minimis and no amount was recorded in the condensed consolidated financial statements.

Stock Grants

Effective May 11, 2011, (commencement of operations), the Principal Stockholder granted 8,872,826 shares of common stock to employees and consultants of the Company. Under SAB Topic 5T, Miscellaneous Accounting, these were deemed stock based compensation of the Company and were valued in accordance with ASC 718, Stock Compensation. As a result of our analysis, the total fair value for the stock grant, based on the net asset value of the Company on May 11, 2011, approximated $124,000 and is included in compensation expense within the accompanying consolidate statement of operations. Additionally, on May 17, 2011, the Principal Stockholder granted 1,573,956 shares of common stock to a capital placement agent which had a fair value of approximately $22,000, based on the net asset value of the Company on May 17, 2011. This amount was initially recorded as deferred offering costs in the condensed consolidated financial statements. When the Company sold shares through the PPM described above, the Company converted the $22,000 of deferred offering costs to stockholders’ equity (deficit) in September 2012.

Note 7 - Related Party Transactions

On May 11, 2011, SFO acquired 100% of the member units of SFL in exchange for 33,478,261 shares of Common Stock and 1,999,150 warrants to SFL member unit holders in exchange for their SFL member units. All the SFL member unit holders were entities under the control of Tom Griffin, our chairman of the board. This acquisition was accounted for as a combination of entities under common control; therefore, the assets transferred are reflected on our balance sheet at their historical cost basis of $494,132 at December 31, 2011.

In the Exchange described above, Mr. Griffin exchanged 18,157,329 shares of SFO for 18,157,329 shares of our Common Stock, and Bruce A. Hall, our Chief Executive Officer and Chief Financial Officer, exchanged 8,347,826 shares of SFO for 8,347,826 shares of our Common Stock.

Tom Griffin, our chairman of the board, is the President of Land Banks for which we have arrangements with. The Land Bank arrangement, and other similar arrangements we intend to enter into, is designed to allow us to build an inventory of oil and gas leases utilizing our funds in a more efficient way. As of September 30, 2012, the Land Banks had acquired 11 leases on approximately 1,574 acres. Under the Lease Acquisition Agreements, we can purchase the leases, or portions of the leases, held by the Land Banks from time to time and are obligated to purchase all the leases held by the Land Banks within two years from the dates the Land Banks were formed, subject to change by mutual consent. The Land Banks were formed in February and May of 2012. The aggregate purchase price for the leases will be equal to a 50% minimum return, or 50% annualized return, whichever is greater, of the total investment raised by an entity controlled by Mr. Griffin through the sale of its holdings of our Common Stock and utilized for the support of the Land Banks. Investors in the Land Banks subsequent to the closing of the Exchange will receive proceeds from the sale of leases by the Land Banks to SFL based on their Participation Agreements. If there are excess profits remaining after payments to Participants by the Land Banks, 50% of the excess profits will be paid to the Participants and 50% to the Land Banks.

Our executive offices are located at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093, where we occupy approximately 1,000 square feet of office space. Effective August 2012, we pay $1,211 per month to lease this office space from an unaffiliated third party. Previously, we paid $2,650 per month under an arrangement with a company controlled by Mr. Griffin, which leased a larger space from an unaffiliated third party. We believe that our current office space and facilities will have to be expanded in the near future to meet our growth plans. From May 11, 2011, (commencement of operations) through September 30, 2012, we have recorded approximately $27,000 in rental expense for our executive offices.

From May 11, 2011, (commencement of operations) through September 30, 2012, SFPetro, Inc., a Texas entity that is an affiliate of the Company (“SFPetro Inc.”) expended $87,519 of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying condensed consolidated balance sheet at September 30, 2012. SFPetro, Inc. is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to compensation and legal expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

From May 11, 2011, (commencement of operations) through September, 2012, SF Petroleum, LLC (“SF Petroleum LLC”), expended $13,939 of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying condensed consolidated balance sheet at September, 2012. SF Petroleum LLC is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to legal and consulting expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

We have engaged, and may engage in the future, in transactions with our affiliates or stockholders, officers and directors of our affiliates. TexTron Southwest, Inc. (“TexTron”) provides operating services including drilling of wells and ongoing operating management for oil and gas entities and is owned by entities under the control of the Principal Stockholder.

Note 8 - Commitments and Contingencies

From time-to-time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company is unaware of any claim or lawsuit as of September 30, 2012, and December 31, 2011.

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

If, for any reason, SFL fails to acquire all remaining leases or repay the loan as discussed above, in addition to any other remedies it may have for such failure, the Land Bank may sell the remaining leases to other purchasers. Additionally, we will be liable if SFL does not perform its obligations. See Note 9 – Subsequent Events.

Note 9 - Subsequent Events

In October 2012, the Company received subscriptions of 372,400 shares of common stock for $93,100 of net proceeds through a PPM at $0.50 per share.

In November 2012, the Company, along with SFL, entered into an agreement with the Land Banks to terminate the Lease Acquisition Agreements, which were discussed previously under Note 8, “Commitments and Contingencies,” by mutual consent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

In 1997 our chairman of the board, Tom Griffin, established Santa Fe Petroleum, LLC, a Texas limited liability company engaged in oil and gas operations (“SFP2”) that subsequently ceased operations and forfeited its status with the Texas Secretary of State in 2006. In 2010, Mr. Griffin formed a new entity, SFP, as a business to engage in oil and gas exploration and production. SFP2 successfully drilled 25 vertical and horizontal wells in East Texas for investors in those projects. As of the date of this Form10-Q, SFP is a holding company with no oil and gas operations, and we have no ownership in the prior business or wells drilled in East Texas. In December 2009, that business drilled the Test Well on a 76-acre lease in the Bend Arch-Fort Worth Basin in Texas. Baker Hughes, a top-tier oilfield services company, interpreted the logs and Weatherford Laboratories, who is engaged in all facets of rock and fluid analysis for the purpose of evaluating hydrocarbon resources around the world, analyzed the core samples. The side-wall core samples were taken every two feet beginning a few feet below the Barnett Shale in the Ellenberger formation and above the Barnett Shale a few feet in the Marble Falls formation. The results show oil exists in a porous, 101-feet-thick blanket formation with the top of the formation at the initial test-well location at a depth of approximately 2,600 feet below the surface.

In order to exploit this opportunity, Mr. Griffin and the investors in the Test Well formed SFO, a Texas corporation, in 2011. SFO’s wholly owned subsidiary, SFL, which was originally incorporated in Texas in 2009, owns the 76-acre oil and gas lease and the Test Well. Aside from acquiring the Test Well and associated leases, SFO and SFL have not conducted any operations and have not begun oil and gas production from the Test Well. As a result of the Exchange on May 10, 2012, SFO and SFL became our wholly owned subsidiaries.

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

Recent Events

On September 19, 2012, the Company terminated Steve Crane as the interim Chief Operating Officer of the Company and terminated the Executive Services Agreement with ProOperate LLC, the professional management firm for which Mr. Crane is the Managing Partner. The termination was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On May 17, 2012, Baby All Corp. (the “Company”) filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name to Santa Fe Petroleum, Inc. Effective on May 18, 2012, the State of Delaware approved the amendment to the Certificate of Incorporation.

On September 17, 2012, the Company filed a corporate action with FINRA to change the name of the Company to Santa Fe Petroleum, Inc. The foregoing actions were taken by written consent of a majority of the Company's shareholders and in accordance with the laws governing the State of Delaware, the Company's Certificate of Incorporation and Bylaws. The name change was effective with FINRA as of September 20, 2012.

In October 2012, the Company received subscriptions of 372,400 shares of common stock for $93,100 of net proceeds through a PPM at $0.50 per share.

In November 2012, the Company, along with SFL, entered into an agreement with the Land Banks to terminate the Lease Acquisition Agreements by mutual consent.

Results of operations

 Revenues:

The Company is in the development stage and has not obtained revenue under its business plan.

Operating Expenses:

Operating expenses increased $784,486, or 300%, to $1,045,876 for the nine months ended September 30, 2012, from $261,390 for period from May 11, 2011, (commencement of operations) through September 30, 2011. The increase was primarily from a $500,000 increase in consulting expenses related to costs from the recapitalization and Share Exchange. Additionally, the majority of the remaining increase in operating expenses has been primarily accrued compensation, consulting and professional (legal) expenses related to completing the Share Exchange and becoming a publicly traded company. Operating expenses increased $637,480, or 509%, to $762,638 for three months ended September 30, 2012, from $125,158 for the three months ended September 30, 2011. The increase was primarily from a $500,000 increase in consulting expenses related to costs from the recapitalization and Share Exchange. Additionally, the majority of the remaining increase in operating expenses has been primarily accrued compensation, consulting and professional (legal) expenses related to completing the Share Exchange and becoming a publicly traded company.

Capital Commitments, Capital Resources and Liquidity

Capital commitments.  The Company’s primary needs for cash are (i) to fund drilling and development costs associated with well development within its leasehold properties, (ii) the  further acquisition of additional leasehold assets, and iii), the payment of contractual obligations and working capital obligations. Initially, funding for these cash needs will be provided by the sale of equity from a new $10 million private placement of common stock as discussed below. Subsequently, this will be supplemented by a combination of internally-generated cash flows from operations and equity and or debt financing sources.

Capital resources and liquidity.  The Company’s primary capital resources from May 11, 2011, (commencement of operations) through September 30, 2012, have been from funds provided by affiliated related parties and cash proceeds from the issuance of common stock pursuant to a private placement memorandum (“PPM”). The Company has recently initiated a new private placement for the sale of common stock and believes that cash proceeds should be sufficient to meet both our short-term working capital requirements and our twelve month capital expenditure plans.

Cash flow from operating activities.  The Company had $144,460 of cash used in operating activities for the nine months ended September 30, 2012, and no cash flow from operating activities for the period from May 11, 2011, (commencement of operations) through September 30, 2011.

Cash flow used in investing activities.  The Company had $7,975 of cash used in investing activities for the nine months ended September 30, 2012, and no cash flow from investing activities for the period from May 11, 2011, (commencement of operations) through September 30, 2011.

Cash flow from financing activities.  The Company had $343,573 of cash flow from financing activities for the nine months ended September 30, 2012, and no cash flow from financing activities for the period from May 11, 2011, (commencement of operations) through September 30, 2011. From July 1, 2012, through September 30, 2012, the Company received $343,573 of net proceeds ($403,525 gross proceeds less $59,952 of financing and offering expenses) through the PPM discussed previously. The Company issued 807,050 shares of its $0.0001par value common stock at $0.50 per share.

Liquidity.   At September 30, 2012, the Company had $191,138 of cash and cash equivalents and had no cash and cash equivalents at December 31, 2011. Additionally, at September 30, 2012, the Company had a working capital deficit of $1,128,287 and a deficit accumulated during the development stage of $1,587,466.

A critical component of our operating plan is the ability to obtain additional capital through additional equity or debt financing. We do not believe that existing capital and anticipated funds from operations will be sufficient to execute our strategic plan during 2012 without either equity or debt financing. We have engaged an investment bank to raise up to $10 million in a private placement of our common stock. We believe that the $10 million of funding will provide sufficient capital to conduct our business plan over the next twelve months. We cannot ensure that financing will be available in amounts or on terms acceptable to us, if at all, and failure to secure the necessary financing could have a significant impact on our ability to continue as a going concern. We plan to seek additional capital in the future to fund growth and expansion through additional equity or debt financing. No assurance can be made that such financing will be available.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting

PART II - OTHER INFORMATION

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

From July 1, 2012, through September 30, 2012, the Company received $243,573 of net proceeds ($403,525 gross proceeds less $159,952 of financing and offering expenses) from a private placement memorandum of the Company’s $0.0001 par value common stock. The Company issued 807,050 shares of common stock at $0.50 per share to “accredited investors” as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
2.1	Share Exchange Agreement between the Company and Santa Fe Operating, Inc. dated May 10, 2012.	Filed with the SEC on Form 8-K May 11, 2012.
3.01	Certificate of Incorporation	Filed with the SEC on Form S-1 Registration Statement April 5, 2011
3.01a	Amended Certificate of Incorporation	Filed with the SEC on Form 8-K May 24, 2012.
3.02	By-Laws of the Company	Filed with the SEC on Form S-1 Registration Statement April 5, 2011.
3.3	Form of Common Stock Certificate of the Company.	Filed with the SEC on Form S-1 Registration Statement April 5, 2011.
10.1	Design Patent Transfer and Sale Agreement dated December 13, 2010.	Filed with the SEC on Form S-1 Registration Statement April 5, 2011.
10.2	Form of Lease Acquisition Agreement	Filed with the SEC on Form 8-K/A June 26, 2012.
10.2.1	Schedule of Lease Acquisition Agreements	Filed with the SEC on Form 8-K/A November 13, 2012.
10.3	Form of Participation Agreement	Filed with the SEC on Form 8-K/A June 26, 2012.
10.4	Paid Up Oil and Gas Lease, dated as of March 24, 2009	Filed with the SEC on Form 8-K/A August 1, 2012.
10.5	Form of Warrants	Filed with the SEC on Form 8-K/A August 1, 2012.
10.6	Form of Land Bank Lease, dated as of July 16, 2012	Filed with the SEC on Form 8-K/A September 7, 2012.
10.6.1	Detail Schedule of Land Bank Leases 2012	Filed with the SEC on Form 8-K/A September 7, 2012.
10.7	Amendment of Lease Acquisition Agreement, dated as of June 10, 2012, by and between Santa Fe Operating, Inc. and Langtre, LLC 2012	Filed with the SEC on Form 8-K/A September 7, 2012.
10.8	Investment Banking Agreement, dated as of April 11, 2011, by and between Focus Capital Group and Santa Fe Operating, Inc. 2012	Filed with the SEC on Form 8-K/A September 7, 2012.
10.9	Form of Termination of Lease Acquisition Agreements	Filed with the SEC on Form 8-K/A November 13, 2012.
10.9.1	Detailed Schedule of Termination of Lease Acquisition Agreements	Filed with the SEC on Form 8-K/A November 13, 2012.
10.10	Description of Oral Consulting Agreements	Filed with the SEC on Form 8-K/A November 13, 2012.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Press Release, dated May 11, 2012	Filed with the SEC on Form 8-K May 11, 2012.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

 *Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE PETROLEUM, INC.

Dated: November 13, 2012	/s/ Bruce A. Hall
By: Bruce A. Hall
Its: Chief Executive Officer, Chief Financial Officer
and Director