Form 10-Q/A
period 2012-06-30
Santa Fe Petroleum, Inc.
filed 2012-11-15
CIK 1508262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 13, 2012, there were 39,478,261 shares of common stock, $.0001 par value, outstanding.

Explanatory Note

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2012 (the “10-Q”), is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission. For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of August 13, 2012, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

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

SANTA FE PETROLEUM, INC.

Date: November 15, 2012	By:	/s/ Bruce A. Hall
Bruce A. Hall
Chief Executive Officer, Chief Financial Officer and Director

