Form 10-Q/A
period 2012-09-30
Santa Fe Petroleum, Inc.
filed 2013-01-23
CIK 1508262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☑ Yes     ☐ No

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes  ☑ No

As of November 12, 2012, there were 39,478,261 shares of common stock, $.0001 par value, outstanding and 1,179,450 shares of common stock to be issued. In total, there were 40,657,711 shares of common stock issued, outstanding and to be issued as of November 12, 2012.

 Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Amended Filing”), originally filed on November 13, 2012 (the “Original Filing”), is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission, particularly in connection with certain details regarding its private placements and the cancellation of shares. For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 13, 2012, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

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

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Deferred offering costs consist principally of the fair value of stock grants and warrants issued to placement agents that are related to the Company’s contemplated equity financing and will be charged to stockholders’ equity upon the receipt of the contemplated equity financing proceeds or charged to expense if the contemplated equity financing is not completed. During the three months ended September 30, 2012, the Company received subscriptions of 807,050 shares of common stock for $319,789 of net proceeds ($403,525 gross proceeds less $83,736 of financing and offering expenses) through a private placement memorandum at $0.50 per share. The total amount of funds raised through this PPM was less than 10% of the total amount of funds that the investment bank was authorized to raise under the Agency Agreement. As a result, previously recorded deferred offering expenses of $23,784 were written off.”

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

From July 1, 2012, through September 30, 2012, the Company received subscriptions of 807,050 shares of common stock for $319,789 of net proceeds ($403,525 gross proceeds less $83,736 of financing and offering expenses) through a private placement memorandum (“PPM”). Common stock was sold at $0.50 per share through the PPM to “accredited investors” as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act of 1933, as amended. The total amount of funds raised through this PPM was less than 10% of the total amount of funds that the investment bank was authorized to raise under the Agency Agreement. As of September 30, 2012, the common stock sold had not been issued to the investors and these subscriptions are not refundable. Thus, these amounts were reflected as common stock to be issued in the condensed consolidated statement of stockholders’ equity (deficit). See Subsequent Events Note.”

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

A critical component of our operating plan is the ability to obtain additional capital through additional equity or debt financing. We do not believe that existing capital and anticipated funds from operations will be sufficient to execute our strategic plan during 2012 without either equity or debt financing. We are in negotiations with an investment bank to raise up to $10 million in a private placement of our common stock. We believe that the proceeds from this private placement will provide sufficient capital to conduct our business plan over the next twelve months. We cannot ensure that financing will be available in amounts or on terms acceptable to us, if at all, and failure to secure the necessary financing could have a significant impact on our ability to continue as a going concern. We plan to seek additional capital in the future to fund growth and expansion through additional equity or debt financing. No assurance can be made that such financing will be available”

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in the oil and gas exploration industry. To address these risks we must, among other things, implement and successfully execute our business strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

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

From July 1, 2012, through September 30, 2012, the Company received $243,573 of net proceeds ($403,525 gross proceeds less $159,952 of financing and offering expenses) from a private placement memorandum of the Company’s $0.0001 par value common stock. The total amount of funds raised through this PPM was less than 10% of the total amount of funds that the investment bank was authorized to raise under the Agency Agreement with Focus Capital Group, Inc. The Company issued 807,050 shares of common stock at $0.50 per share to “accredited investors” as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act of 1933, as amended.

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

SANTA FE PETROLEUM, INC.

Dated: January 23, 2013	/s/ Tom Griffin
By: Tom Griffin
Its: Chief Executive Officer, President
and Director

