Form 10-K
period 2012-12-31
Santa Fe Petroleum, Inc.
filed 2013-04-16
CIK 1508262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 333-173302

SANTA FE PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0362658
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

4011 West Plano Parkway, Suite 126 Plano, Texas	75093
(Address of Principal Executive Offices)	(Zip Code)

(888) 870-7060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)    Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of June 30, 2012 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $26,903,097.

The registrant had 41,288,511 shares of common stock outstanding as of March 31, 2013.

FORWARD LOOKING STATEMENTS

  This Annual Report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this Annual Report under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this Annual Report. Forward-looking statements in this Annual Report include, among others, statements regarding our capital needs, business plans and expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

•	our need for additional financing;

•	our limited operating history;

•	changes in governmental regulation and administrative practices;

•	our dependence on key personnel;

•	our ability to fully implement our business plan.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf.

The forward-looking statements in this Annual Report are made as of the date of this Annual Report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Santa Fe Petroleum, Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this Annual Report: (i) the terms “we”, “us”, “our”, “Santa Fe Petroleum” and the “Company” mean Santa Fe Petroleum, Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1.BUSINESS

On May 10, 2012, Santa Fe Petroleum, Inc., f/k/a Baby All Corp., a Delaware corporation (the “we,” “us,” “our,” or the “Company”), entered into a Share Exchange Agreement (the “Exchange Agreement”), with Santa Fe Operating, Inc., a Delaware corporation engaged in the exploration and production of oil and gas (“ SFO ”), Tom Griffin, an individual, on behalf of the holders (the “SFO Shareholders”) of 100% of the issued and outstanding common stock of SFO (the “SFO Stock”), and Efrat Schwartz, an individual and the holder of a majority of the issued and outstanding shares of our common stock, par value $0.0001 per share (the “Common Stock”). Pursuant to the Exchange Agreement, each SFO Shareholder was issued one share of Common Stock in exchange for each of such SFO Shareholder’s shares of SFO Stock (the “Exchange”). Pursuant to the terms of the Exchange Agreement, the Exchange closed on May 20, 2012 (the “Closing Date”). As a result, (i) we issued an aggregate of 33,478,261 shares of Common Stock to the SFO Shareholders; (ii) we issued warrants to purchase an aggregate of 6,764,856 shares of Common Stock to the SFO Shareholders, at an exercise price of $0.50 per share; and (iii) SFO became our wholly-owned subsidiary.

Prior to the Exchange, our business plan was to seek third party entities interested in licensing the rights to manufacture and market the patent design of an infant medicine dispenser. We were incorporated in Delaware on November 30, 2010.

As the result of the Exchange, we are now a development stage company engaged in the acquisition, exploration, and development of oil and gas properties. In addition to the development of our existing property interests, we intend to acquire additional oil and gas interests in the future. Our management believes that our future growth will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence. We also may elect to proceed through collaborative agreements and joint ventures to share expertise and reduce operating costs with experts in the oil and gas industry. The analysis of new property interests will be undertaken by or under the supervision of our management and our board of directors (our “Board”). Although the oil and gas industry is currently very competitive, our management believes that many undervalued prospective properties remain available for acquisition purposes.

Properties

We acquired leases for  properties (i) on May 11, 2011 when we acquired oil and natural gas working interests of 100% with a net revenue interest of 75% for any well bore on 76 acres of land in Comanche County, Texas, and a mineral lease over approximately 76 acres of land (the “Initial Properties”) and (ii) on February 11, 2013, when we entered into a Lease Acquisition Agreement (the “Long Branch Lease Acquisition Agreement”) with Long Branch Petroleum, LP (“Long Branch”).

Initial Properties

On May 11, 2011, SFO acquired 100 percent of the issued and outstanding units of membership interest of Santa Fe Land, LLC (such units, the “SFL Units”), a Texas limited liability company and a wholly-owned subsidiary of SFO (“SFL”). SFO issued an aggregate of 33,478,261 shares of its common stock and 1,999,150 warrants to purchase its common stock to holders of SFL units of membership interest (the “SFL Unit Holders”) in exchange for their SFL Units (the “SFL Acquisition”). The SFL Unit Holders were comprised entirely of entities under the control of Tom Griffin, the Company’s Chairman of the Board and a related party (the “Principal Stockholder”), including Long Branch. The acquisition of SFL by SFO is being accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost basis of the assets transferred.

By acquiring SFL, we acquired undeveloped oil and natural gas properties in Comanche and Brown Counties in Texas. The Company’s original intent was to complete five test wells on this property. The first test well was drilled in 2009 by a predecessor affiliate company as the Barnett Cody #1A test (the “First Test Well”). In October 2012, SFPI attempted to provide a high-conductivity path from the suspected reservoir to the First Test Well bore using an acid frac treatment. The treatment was unsuccessful due to fracing into the Ellenbutger (which is below the Barnett Shale formation) watering out the well. Due to the high volume of water production it would take to produce the oil in the Barnett Shale, we do not anticipate developing the First Test Well but instead intend to use it as a water disposal well for new drilling operations in the future. Additional capital is needed for us to commence further drilling activities for the other test wells. As a result of the additional capital requirements, the reservoir analysis has not been completed. As such, we have classified the oil and natural gas property as undeveloped as of December 31, 2012. As of the date of this Annual Report, the primary term of our oil and natural gas leases, which we hold through Santa Fe Land, LLC (“SFL”), a Texas limited liability company and a wholly-owned subsidiary of SFO, is through March 2014.

Long Branch Lease Acquisition Agreement

On February 11, 2013, we entered into the Long Branch Lease Acquisition Agreement with Long Branch whereby we acquired from Langtre LLC and Woodlake, LLC (together, the “Land Banks”) 10 leases covering approximately 1,628.5 acres of undeveloped oil and gas properties that are near the Initial Properties. We have subsequently transferred these properties to our wholly-owned subsidiary SFL.

We acquired the leases to these properties in exchange for issuing unsecured convertible notes to, and entering into Settlement Agreements with parties designated by Long Branch. We issued six unsecured convertible notes totaling $444,148. None of the notes bear’s interest, and each is payable in full on a date ranging from April 5, 2014 to May 11, 2014. At any time prior to maturity, the holder of a note may convert all or a portion of that note into shares of our common stock at $0.25 per share, for an aggregate of up to 1,776,592 shares. Each of the Settlement Agreements terminated a Participation Agreement entered into in February 2012 between the Company and that note holder. Three of the Settlement Agreements granted a 2% net revenue interest in all of the leases acquired under the Long Branch Lease Acquisition Agreement.

The 10 leases that we acquired as a result of the Long Branch Lease Acquisition Agreement were entered into between February and June 2012. Each lease is for a primary term of three years, which primary term may be extended for an additional two years for a payment of $100 per acre. After the primary term, the lease will continue as long as oil or gas is produced from the leased property in paying quantities. If at any time during the lease, a well is capable of producing oil or gas in paying quantities, but such well is shut in or the production therefrom is not being sold, then such wells shall be deemed to be producing in paying quantities and, after 90 days, the Company shall be required to pay a shut-in royalty of $1 per acre. The Company must pay the lessee a royalty of 1/8th of all revenue derived from the sale of oil or gas produced on the property.

Background

In 1997, our chairman of the board, Tom Griffin, established Santa Fe Petroleum, LLC, a Texas limited liability company engaged in oil and gas operations (“SFP2”) that subsequently ceased operations and forfeited its status with the Texas Secretary of State in 2006. In 2010, Mr. Griffin formed a new entity, SF Petroleum, LLC (“SFP”), as a business to engage in oil and gas exploration and production. SFP2 drilled 27 vertical and horizontal wells in East Texas and achieved significant aggregate returns for investors in those projects. As of the date of this Annual Report, SFP is a holding company with no oil and gas operations, and we have no ownership in the prior business or wells drilled in East Texas. In December 2009, that business drilled the First Test Well on a 76-acre lease in the Bend Arch-Fort Worth Basin in Texas. Baker Hughes, a top-tier oilfield services company, interpreted the logs and Weatherford Laboratories, who is engaged in all facets of rock and fluid analysis for the purpose of evaluating hydrocarbon resources around the world, analyzed the core samples. The side-wall core samples were taken every two feet beginning a few feet below the Barnett Shale in the Ellenberger formation and above the Barnett Shale a few feet in the Marble Falls formation. The results show oil exists in a porous, 101-feet-thick blanket formation with the top of the formation at the initial test-well location at a depth of approximately 2,600 feet below the surface.

To exploit this opportunity, Mr. Griffin and the investors in the First Test Well formed SFO in 2011. SFO’s wholly owned subsidiary, SFL, which was originally incorporated in Texas in 2009, owns the 76-acre oil and gas lease and the First Test Well. Aside from acquiring the First Test Well and associated leases, SFO and SFL have not begun oil and gas production. As a result of the Exchange on May 10, 2012, SFO and SFL became our wholly owned subsidiaries.

Our Business

We are a development stage oil and gas company led by an experienced management team and focused on production of oil and natural gas. Our business plan is to explore and develop the oil and gas properties in our portfolio and to acquire additional oil and gas properties for appraisal and development. We will employ strict selection guidelines for our projects including, but not limited to, priority to projects with near term cash flow potential, pay-back period, quantity and quality of oil and gas reserves and utilizing premier oilfield services and engineering firms in analyzing and conducting our operations. Until we form a subsidiary that is qualified to be the operator under our oil and gas leases, an affiliated company will act as contract operator.

The Test-Well Site

Through SFL, we hold a 100% working interest (75% net revenue interest) on approximately 76 acres located in the Fort Worth Basin in North Central Texas. A working interest is an interest in a mineral property that entitles the owner of that interest to a share of the mineral production from the property, usually subject to a royalty. A working interest permits the owner to explore, develop, and operate the property. The working-interest owner bears the costs of exploration, development, and operation of the property and, in return, is entitled to a share of the mineral production from the property or to a share of the proceeds therefrom. It may be assigned to another party in whole or in part, or it may be divided into other special property interests. Net revenue interest is an interest net of the payment for a royalty.

The terms of the lease included an expiration date in March of 2012 or as long as there is production of oil and gas, with the option to extend the primary term for two years at the option of the lessee. SFL has exercised its option to extend the term, and the new expiration date is in March of 2014, or as long as there is production of oil and gas. We have not yet started production of oil and gas on our lease. Our lease is located in the Bend Arch-Fort Worth Basin oil and gas producing province designated by the United States Geological Survey. Several prolific-producing fields have been discovered in this area beginning in the early 1900s. At the test-well site, the Barnett Shale begins at a depth of approximately 2,600 feet. Another target oil and gas producing horizon in the region surrounding the test-well site will be the Marble Falls Formation, a layer of limestone and shaley (tight) limestone that lies directly above the Barnett Shale.

Business Strategy

Our immediate strategy is to acquire, explore and develop oil and gas leases in the southwest part of the Bend Arch-Fort Worth Basin in Texas. We plan to evaluate these prospects with a focus on drilling for and production of oil from the Barnett Shale and Marble Falls Formations in this prospect area.

Competition

We compete with other companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with which we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties, and on development of their properties. In addition, they may be able to afford more geological and other technical expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of our acquired properties.

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior oil and gas companies for available resources, including, but not limited to, professional exploration and production, geological and engineering personnel services and supplies, for the drilling completion and production of hydrocarbon resources.

Intellectual Property

We do not own any copyrights, patents, or trademarks. We own the Internet domain name www.sfpetro.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names. During each of the last two fiscal years, we had no expenditures on research and development activities.

 Governmental Regulation

Our oil and gas operations are subject to various federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity to conserve supplies of oil and gas. The production, handling, storage, transportation, and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, and local laws and regulations relating primarily to the protection of human health and the environment. State and local laws and regulations may affect the prices at which royalty owners are paid for their leases by requiring more stringent disclosure and certification requirements, adjusting interest rates for late payments, raising legal and administrative costs and imposing more costly default contractual terms. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. We cannot assure you that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development, or exploration activities or otherwise adversely affect our financial condition, results of operations, or prospects.  We could incur significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.  Any of the foregoing could have a material adverse effect on our financial results.

Failure to comply with environmental laws could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations.

The Company believes that through its affiliate entities, it has all required permits, licenses, approvals and other authorizations that are necessary or required as of the date of this Annual Report.

Employees

We currently have no employees. Our officers and other personnel currently provide their services pursuant to oral consulting agreements, and we plan to enter into written agreements with these individuals in the future. Until the scope of our operations warrants otherwise, we plan to outsource independent consultant engineers and geologists on a part time basis to conduct our operations.

Facilities

Our executive offices are located at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093, where we occupy approximately 1,000 square feet of office space. We pay $1,211 per month to lease this office space from an unaffiliated third party. The term of our lease is month-to-month. We believe that our current office space and facilities will have to be expanded in the near future to meet our growth plans.

Reports to Security Holders

At the current time, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Section 15(d) of the Exchange Act. We are currently not subject to the reporting requirements of Section 12 of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the Securities and Exchange Commission (the “SEC”) at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Internet Website

Our Internet website is www.sfpetroleum.com.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.  PROPERTIES

Our executive offices are located at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093, where we occupy approximately 1,000 square feet of office space. Effective August 2012, we pay $1,211 per month to lease this office space from an unaffiliated third party. The term of our lease is month-to-month.

As of March 31, 2013, we had leases for oil and gas rights to approximately 1,704.528 gross acres of undeveloped acreage and 1704.528 net acres of undeveloped property, all of which is located in Comanche and Brown Counties in Texas. We do not have any reserves, proved undeveloped reserves, oil and gas production, drilling or other exploratory and development activities, present activities or delivery commitments as oil and gas company is required to disclose pursuant to Subpart 1200 or Regulation S-K under the Securities Act.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to any litigation, arbitration, administrative actions or other legal proceedings, and our management is not aware of any such proceedings contemplated by any government authority or other party involving the Company including outstanding compensation totaling $35,000.

As of the date of this Annual Report, no director, officer or affiliate (i) is a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against the Company.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SFPI”. The market for our common stock is limited, volatile and sporadic. The first quotation for our common stock on the OTCBB occurred on May 31, 2012.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCBB. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

	High Bid	Low Bid

Fiscal Year 2013 – quarter ended
March 31, 2013	$2.27	$0.19

Fiscal Year 2012 – quarter ended
December 31, 2012	$2.05	$1.05
September 30, 2012	$2.65	$0.80
June 30, 2012	$2.45	$2.20

The last reported sales price for our shares on the OTCBB as of March 28, 2013, was $0.43 per share. As of March 31, 2013, we had 87 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Compensation Plans

The Company has no outstanding equity award plans.

Warrants, Options and Convertible Securities

As of March 31, 2013, we had 6,764,856 warrants issued and outstanding. These warrants are all exercisable into shares of our common stock at $0.50 per share and were issued pursuant to the terms of the Exchange Agreement.

As of March 31, 2013, we had $444,148 of unsecured convertible notes outstanding that are convertible into 1,776,592 shares of our common stock.

Recent Sales of Unregistered Securities

On April 2, 2013, we issued 100,000 shares of common stock to a consulting company in exchange for one month of services.

On February 7, 2013, we issued 100,000 shares to a financial advisor in exchange for its assistance in our capital raising efforts.

These issuances were made in reliance under Section 4(2) of the Securities Act. The Company has previously reported all other issuances of unregistered equity during the year ended December 31, 2012 and through to the date of this report.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report, including SFO’s audited financial statements for the year ended December 31, 2011.

Business Overview

We are a development stage oil and gas company led by an experienced management team and focused on production of oil and natural gas. Our business plan is to acquire oil and gas properties for appraisal and development. We will employ strict selection guidelines for our projects including but not limited to, priority to projects with near term cash flow potential, pay-back period, quantity and quality of oil and gas reserves and utilizing premier oilfield services and engineering firms in analyzing and conducting our operations. Until we form a subsidiary that is qualified to be the operator, an affiliated company will act as contract operator.

In 1997 our chairman of the board, Tom Griffin, established Santa Fe Petroleum, LLC, a Texas limited liability company engaged in oil and gas operations (“SFP2”) that subsequently ceased operations and forfeited its status with the Texas Secretary of State in 2006. In 2010, Mr. Griffin formed a new entity, SFP, as a business to engage in oil and gas exploration and production. SFP2 successfully drilled 25 vertical and horizontal wells in East Texas for investors in those projects. As of the date of this Annual Report, SFP is a holding company with no oil and gas operations, and we have no ownership in the prior business or wells drilled in East Texas. In December 2009, that business drilled the Test Well on a 76-acre lease in the Bend Arch-Fort Worth Basin in Texas. Baker Hughes, a top-tier oilfield services company, interpreted the logs and Weatherford Laboratories, who is engaged in all facets of rock and fluid analysis for the purpose of evaluating hydrocarbon resources around the world, analyzed the core samples. The side-wall core samples were taken every two feet beginning a few feet below the Barnett Shale in the Ellenberger formation and above the Barnett Shale a few feet in the Marble Falls formation. The results show oil exists in a porous, 101-feet-thick blanket formation with the top of the formation at the initial test-well location at a depth of approximately 2,600 feet below the surface.

In order to exploit this opportunity, Mr. Griffin and the investors in the Test Well formed SFO, a Delaware corporation, in 2011. SFO’s wholly owned subsidiary, SFL, which was originally incorporated in Texas in 2009, owns the 76-acre oil and gas lease and the Test Well. On the date of the Exchange, May 10, 2012, SFO and SFL became our wholly owned subsidiaries. Aside from acquiring the Test Well and associated leases, SFO and SFL have not conducted any operations and have not begun oil and gas production from the Test Well. In October 2012, SFPI attempted to provide a high-conductivity path from the suspected reservoir to the test well bore using an acid frac treatment. The treatment was unsuccessful due to fracing into the Ellenberger (which is below the Barnett Shale formation) watering out the well, Due to the high volume of water production it would take to produce the oil in the Barnett Shale, we do not anticipate developing the Test Well but instead intend to use it for a water disposal well for new drilling operations in the future.

The Company believes that for the foreseeable future, the world will be highly dependent on oil and natural gas. Currently, alternative fuels are far more expensive than fossil fuels and because of the politically unstable conditions of many of the energy producing regions of the world, the Company believes that oil and natural gas will remain a key yet volatile component of the world’s future energy requirements. Additionally, with the ever increasing world demand for energy, the domestic production of oil and gas will play an even greater role in America’s future than it already has to date.

Results of operations

Going Concern:

As reflected in the accompanying consolidated financial statements, the Company had a net loss of, $541,590 for the period from May 11, 2011 (commencement of operations) through December 31, 2011, a net loss of $669,211 for the year ended December 31, 2012 and a net loss of $1,210,801 since inception at May 11, 2011. Additionally, at December 31, 2012, the Company had cash of only $33,901, a working capital deficit of $1,106,791 and an accumulated deficit of $1,210,801, which could have a material impact on the Company’s financial condition and operations.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures and working capital requirements. Our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

 Revenues:

The Company is in the development stage and has not obtained revenue under its business plan.

Operating Expenses:

Operating expenses increased $127,621, or 23.6%, to $669,211 for the year ended December 31, 2012, from $541,590 for period from May 11, 2011, (commencement of operations) through December 31, 2011. Total operating expenses since inception are $1,210,801. The increase was primarily from a $107,673 increase in combined professional and consulting expenses related to costs from the recapitalization and Share Exchange and other costs from becoming a publicly traded company. This increase was offset somewhat from an $44,837 decrease in compensation expense from the reduction in employees of the company.

Capital Commitments, Capital Resources and Liquidity

Capital commitments.  The Company’s primary needs for cash are (i) to fund drilling and development costs associated with well development within its leasehold properties, (ii) the  further acquisition of additional leasehold assets, and iii), the payment of contractual obligations and working capital obligations. The Company intends to initially fund these cash needs through the sale of equity from a $10 million private placement of common stock as discussed below. Subsequently, it intends to supplement these funds through a combination of internally-generated cash flows from operations and equity and or debt financing sources.

Capital resources and liquidity.  The Company’s primary capital resources from May 11, 2011, (commencement of operations) through December 31, 2012, have been from funds provided by affiliated related parties and cash proceeds from the issuance of common stock pursuant to a private placement memorandum (“PPM”). The Company believes that it will raise sufficient cash proceeds from the sale of common stock to meet both our short-term working capital requirements and our twelve month capital expenditure plans.

Cash flow from operating activities.  The Company used $249,017 of cash from operating activities for the year ended December 31, 2012, and no cash flow from operating activities for the period from May 11, 2011, (commencement of operations) through December 31, 2011. The cash used in operations in 2012 resulted from a net loss of $669,211 offset by cash provided by increases in accounts payable of $216,168, accrued liabilities of $22,500 and accrued compensation of $150,000.

Cash flow used in investing activities.  The Company had $86,071 of cash used in investing activities for the year ended December 31, 2012, and no cash flow from investing activities for the period from May 11, 2011, (commencement of operations) through December 31, 2011. The cash used in investing activities is entirely due to further expenditures related to the oil and gas properties under lease.

Cash flow from financing activities.  The Company had $368,989 of net cash flow from financing activities for the year ended December 31, 2012, and no cash flow from financing activities for the period from May 11, 2011, (commencement of operations) through December 31, 2011. The net cash provided by financing in 2012 is entirely from the private placement of common stock by the company. The Company issued 1,319,450 of shares of its $0.0001 par value common stock at prices ranging from $0.25 to $0.50 per share.

Liquidity.   At December 31, 2012, the Company had $33,901 of cash and cash equivalents and had no cash and cash equivalents at December 31, 2011. Additionally, at December 31, 2012, the Company had a working capital deficit of $1,106,791 and a deficit accumulated during the development stage of $1,210,801.

A critical component of our operating plan is the ability to obtain additional capital through additional equity or debt financing. We do not believe that existing capital and anticipated funds from operations will be sufficient to execute our strategic plan during 2013 without either equity or debt financing.. We cannot ensure that financing will be available in amounts or on terms acceptable to us, if at all, and failure to secure the necessary financing could have a significant impact on our ability to continue as a going concern. We plan to seek additional capital in the future to fund growth and expansion through additional equity or debt financing. Such financing may not be available.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in the oil and gas exploration industry. To address these risks we must, among other things, implement and successfully execute our business strategy. We may not succeed in addressing such risks, and the failure to do so materially adversely affects our business prospects, financial condition, and results

 Plan of Operations

 During 2013, if sufficient funds are obtained, we plan to complete the test well that was originally drilled in December 2009 in the Barnett Shale into a water disposal well and drill a Marble falls horizontal well. The Marble Falls formation lies directly on top of the Barnett Shale formation. The Marble Falls Horizontal wells two to three counties north of our test well location have been very successful and cost approximately 60% less to drill than traditional vertical wells with potentially the same daily production as the Barnett five well projects that have been proposed. The Barnett projects include the drilling of four production wells, and one gas-injection well, for a total of five wells. It is projected that the initial projects will be drilled near the test-well location due to the need to utilize the converted test well for production water disposal that both type projects will require. On February 11, 2013, we completed the purchase of multiple leases totaling approximately 1,628 in the area of its test well in North Central Texas.  This purchase, plus the existing 76 acres that we already owned, brings the total of the Company’s holdings to 1,704 acres for future drilling.  With this added acreage, we expect to plan for approximately 12-20 drilling locations depending on the number of Marble Falls and Barnett Shale oil wells that are drilled respectively.

Critical Accounting Policies

Our critical accounting policies are described in Note 3, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements on pages F-7 to F-10.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Santa Fe Petroleum, Inc.

Plano, Texas 75093

We have audited the accompanying consolidated balance sheet of Santa Fe Petroleum, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the cumulative development stage period from May 11, 2011 (inception) to December 31, 2012. The consolidated financial statements of Santa Fe Petroleum, Inc. as of December 31, 2011 and for the year then ended and the cumulative consolidated statements of operations, stockholders’ equity, and cash flows, from May 11, 2011 to December 31, 2011, were audited by other auditors whose report dated April 9, 2012, except for Note 10, as to which date is May 10, 2012, expressed an unqualified opinion on those statements. Our report on the cumulative statements of operations, stockholders’ equity (deficit) and cash flows from May 11, 2011 to December 31, 2012, insofar as it relates to amounts for the periods ended on or prior to December 31, 2011, is based solely on the report of the other auditors. Santa Fe Petroleum, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Santa Fe Petroleum, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended and from May 11, 2011 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, a deficit accumulated during the development stage and has incurred significant losses since inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The 2012 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KWCO, PC

KWCO, PC

Odessa, Texas

April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Santa Fe Operating, Inc.:

We have audited the accompanying consolidated balance sheet of Santa Fe Operating, Inc. and Subsidiary (A Development Stage Company) (collectively the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from May 11, 2011 (commencement of operations) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of their operations and their cash flows for the period from May 11, 2011 (commencement of operations) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has an accumulated deficit, a working capital deficit and a net loss from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Dallas, Texas

April 9, 2012

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2012

	December 31,	December 31,
	2011	2012

ASSETS

Current assets
Cash and cash equivalents	$—	$33,901

Total current assets	—	33,901

Unevaluated oil and natural gas property, successful efforts method	494,132	736,676
Deferred offering costs	23,784	—

Total assets	$517,916	$770,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$203,338	$419,506
Accounts payable, related parties	87,321	235,276
Accrued Liabilities	—	208,560
Accrued compensation	127,350	277,350

Total current liabilities	418,009	1,140,692

Commitments and contingencies	—	—

Stockholders' equity (deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized
33,478,261 and 40,797,711 shares issued and outstanding, respectively	3,348	4,080
Additional paid-in capital	638,149	836,606
Deficit accumulated during the development stage	(541,590)	(1,210,801)

Total stockholders' equity (deficit)	99,907	(370,115)

Total liabilities and stockholders' equity (deficit)	$517,916	$770,577

See accompanying notes to consolidated financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2011
FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2012

				Period from
		Period from		May 11, 2011
		May 11, 2011		(Inception of
		(Commencement of		Development
		Operations)	For the Year	Stage)
		through	Ended	to
		December 31, 2011	December 31, 2012	December 31, 2012
Costs and expenses
Lease operating expenses	$		$7,975	$7,975
Compensation		303,581	258,744	562,325
Professional		115,650	234,023	349,673
Consulting		96,200	85,500	181,700
Rent and office expenses		23,649	23,036	46,685
Other		2,510	59,933	62,443

Total expenses		541,590	669,211	1,210,801

Net loss		$(541,590)	$(669,211)	$(1,210,801)

Basic and diluted loss per share		$(0.02)	$(0.02)

Basic and diluted weighted average
shares outstanding		33,478,261	37,588,024

See accompanying notes to consolidated financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Period from May 11, 2011 (Commencement of Operations) through December 31, 2011 and the Year Ended December 31, 2012
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid - In	Development	Stockholders
	Shares	Amount	Capital	Stage	Equity (Deficit)
May 11, 2011 - Common stock and
1,999,150 warrants issued to unit
holders of Santa Fe Land, LLC
(amounts reflect the effect of the
recapitalization on May 10, 2012)	33,478,261	$3,348	$490,784	$—	$494,132

May 11, 2011 - Stock based compensation
provided by Principal Stockholder	—	—	123,581	—	123,581

May 17, 2011 - Common stock and 1,573,956
warrants issued for capital placement fees
provided by Principal Stockholder	—	—	23,784	—	23,784

Net loss	—	—	—	(541,590)	(541,590)

Balances at December 31, 2011	33,478,261	$3,348	$638,149	$(541,590)	$99,907

January 31, 2012- Stock Based Compensation provided by Principal Stockholer			40,044		40,044

Shares issued in connection with the
recapitalization transaction	6,000,000	600	(600)	—	—

Sale of common stock	1,319,450	132	556,544	—	556,676

Payment of financing and offering expenses	—	—	(59,952)	—	(59,952)

Conversion of deferred offering expenses
from sale of common stock	—	—	(23,784)	—	(23,784)

Merger costs	—	—	(313,795)	—	(313,795)

Net loss	—	—	—	(669,211)	(669,211)

Balances at December 31, 2012	40,797,711	$4,080	$836,606	$(1,210,801)	$(370,115)

See accompanying notes to consolidated financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2011
FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2012

		Period from		Period from
		May 11, 2011		May 11, 2011
		(Commencement of	For the Year	(Inception of
		Operations	Ended	Development Stage)
		to December 31, 2011	December 31, 2012	to December 31, 2012
Cash Flows From Operating Activities:

Net Loss		$(541,590)	$(669,211)	$(1,210,801)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation		123,581	40,044	163,625

Changes in operating assets and liabilities:
Accounts payable		203,338	216,168	419,506
Accounts payable, related parties		87,321	(8,518)	78,803
Accrued liabilities		—	22,500	22,500
Accrued compensation		127,350	150,000	277,350
Net Cash Used By Operating Activities		—	(249,017)	(249,017)

Cash Flows from Investing Activities:
Investment in unevaluated oil and natural gas property		—	(242,544)	(242,544)
Accounts payable related parties, unpaid property costs		—	156,473	156,473

Net Cash Used in Investing Activities		—	(86,071)	(86,071)

Cash Flows from Financing Activities:
Proceeds from sale of common stock		—	556,676	556,676
Merger costs		—	(373,747)	(373,747)
Accrued liabilities, unpaid merger costs			186,060	186,060

Net Cash Provided by Financing Activities		—	368,989	368,989

Net Increase in Cash		—	33,901	33,901
Cash at Beginning of Year		—	—
Cash at End of Year		$—	$33,901	$33,901

Supplemental disclosure of cash flow information
Income taxes paid		$—	$—	$—
Cash interest paid		$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities

Unevaluated oil and natural gas property acquired through SFL acquisition		$494,132	$—	$494,132
Common stock and warrants issued to capital placement group as deferred offering costs		$23,784	$(23,784)	—
Common shares issued in recapitalization	$		$600	$600

See accompanying notes to consolidated financial statements

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

Note 1– Nature of Operations

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

We were incorporated in Delaware on November 30, 2010.  Prior to the Exchange, our business plan was to seek third party entities interested in licensing the rights to manufacture and market the patent design of an infant medicine dispenser. Due to a lack of funds, we were not able to commence operations under the infant medicine dispenser business plan and were in the development stage at the time of the Exchange.

As the result of the Exchange, we are now a development stage company engaged in the acquisition, exploration, and development of oil and gas properties. In addition to the development of our existing property interests, we intend to acquire additional oil and gas interests in the future. Our management believes that our future growth will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence. We also may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry. The analysis of new property interests will be undertaken by or under the supervision of our management and our board of directors (our “Board”). Although the oil and gas industry is currently very competitive, our management believes that many undervalued prospective properties remain available for acquisition purposes. For accounting purposes, the Exchange Agreement was accounted for as a reverse merger, since the SFO Shareholders collectively beneficially owned approximately 84.8% of the Common Stock immediately after the Exchange.

On May 11, 2011, SFO acquired 100 percent of the issued and outstanding units of membership interest of Santa Fe Land, LLC (such units, the “SFL Units”), a Texas limited liability company and a wholly-owned subsidiary of SFO (“SFL”). SFO issued an aggregate of 33,478,261 shares of its common stock and 1,966,900 warrants to purchase its common stock to holders of SFL units of membership interest (the “SFL Unit Holders”) in exchange for their SFL Units (the “SFL Acquisition”). The SFL Unit Holders were comprised entirely of entities under the control of Tom Griffin, the Company’s Chairman of the Board and a related party (the “Principal Stockholder”), including Long Branch Petroleum, LP (“LB”). The acquisition of SFL by SFO is being accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost basis of the assets transferred.

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

The Company formally changed its name from Baby All Corp. to Santa Fe Petroleum, Inc. on May 17, 2012.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

Note 2– Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $ 541,590 for the period from May 11, 2011 (commencement of operations) through December 31, 2011, a net loss of $669,211 for the year ended December 31, 2012 and a net loss of $1,210,801 since inception. Additionally, at December 31, 2012, the Company had cash of only $33,901, a working capital deficit of $1,106,791 and an accumulated deficit of $1,210,801, which could have a material impact on the Company’s financial condition and operations.

Our net losses and lack of capital pose risks to our business and stockholders by:

•	making it more difficult for us to satisfy our obligations;

•	impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

•	making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures and working capital requirements. Our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amount and classification of liabilities which may result from the inability of the Company to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Estimates are used when accounting for stock-based transactions, account payables and accrued expenses and taxes, among other matters.

Basis of Presentation

The audited consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany transactions and account balances have been eliminated in consolidation.

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

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

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

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with ASC 360-10, Property, Plant and Equipment, which requires that long-lived assets be, reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Deferred offering costs consist principally of the fair value of stock grants and warrants issued to placement agents that are related to the Company’s contemplated equity financing and will be charged to stockholders’ equity upon the receipt of the contemplated equity financing proceeds or charged to expense if the contemplated equity financing is not completed. During the year ended December 31, 2012, the Company received subscriptions of 1,319,450 shares of common stock for $556,676 of gross proceeds less $83,736 of financing and offering expenses through a private placement memorandum at prices ranging from $0.25 to $0.50 per share. Previously recorded deferred offering expenses of $23,784 were expensed.

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company maintains cash balances at financial institutions, which at times exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

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

Effective May 11, 2011, with the commencement of operations, the Company adopted provisions of ASC 740, Sections 25 through 60, Accounting for Uncertainties in Income Taxes. These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. For the period from May 11, 2011, (commencement of operations) through December 31,, 2012, no adjustments were recognized for uncertain tax benefits. The Company’s initial tax year for 2011and the tax year for 2012 are subject to audit.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Share Based Compensation, as of May 11, 2011. This statement requires the recognition of compensation expense measured at fair value when the Company obtains employee services in stock-based payment transactions.

Net Income (loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10, Earnings Per Share. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 3,540,856 and 6,764,856 of potentially dilutive warrants at December 31, 2011 and 2012, respectively.

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

Fair Value Estimates

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

  And for the Year Ended December 31, 2012

The Company measures its options and warrants at fair value in accordance with SFAS 157 (ASC 820). SFAS 157 (ASC 820) specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets;
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the stock based compensation and deferred offering cost at December 31, 2012 and 2011, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Year Ended December 31, 2012
Stock Based Compensation	$-	$40,044	$-	$40,044
Period Ended December 31, 2011
Stock Based Compensation	$-	$123,581	$-	$123,581
Deferred Offering Cost	$-	$23,784	$-	$23,784

Options were valued using the Black Scholes model.

Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements.

Note 4 - Acquisition of Oil and Gas Company

On May 11, 2011, SFO acquired 100 percent of the member units of SFL by issuing 33,478,261 shares of common stock and 1,966, 900 warrants to SFL member unit holders in exchange for their SFL member units. The SFL member unit holders were comprised entirely of entities under the control of Tom Griffin, the Company’s Chairman of the Board and a related party (the “Principal Stockholder”). As a result of the Share Exchange on May 10, 2012,

SFO and SFL are subsidiaries of the Company.

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

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

The following table presents a summary of the historical costs of assets and liabilities acquired at the date of acquisition:

Assets acquired, unevaluated oil and natural gas property	$494,132
Liabilities assumed	—
Net assets acquired for 33,478,261 shares of Company common stock and 1,966,900 warrants to purchase Company common stock at $0.50 per share	$494,132

Concurrent with this transaction, the Principal Stockholder assigned 10,446,782 of his personal shares and 1,573,956 warrants in the Company to employees and consultants of the Company for services rendered. Under SAB Topic 5T, Miscellaneous Accounting, payments made by a principal stockholder to settle the Company’s obligations were deemed to be capital contributions.  Accordingly, the assignment of shares was recognized in the accompanying consolidated financial statements as stock based compensation and deferred offering costs of approximately $123,581 and $23,784, respectively.

Note 5 - Unevaluated Oil and Natural Gas Property

The Company’s principal asset consists of an unevaluated oil and natural gas property in Comanche County, Texas, which approximated $737,000 as of December 31, 2012, and $494,000 as of December 31, 2011.

The Company’s original intent was to complete five test wells on its unevaluated oil and natural gas property. The first test well was originally drilled in 2009 by a predecessor affiliate company, as the Barnett Cody #1A test. Due to the high volume of water production it would take to produce oil at this test well, the Company does not anticipate further developing this test well but instead intends to use it as a water disposal well for new drilling operations. Additional capital is needed for the Company to commence further drilling activities for the other test wells. As a result of the additional capital requirements, the five test well drilling project is not completed and the reservoir analysis has not yet been finished. As such, the Company has classified the oil and natural gas property as unevaluated as of December 31, 2012. As of December 31, 2012, the primary term of the Company’s oil and natural gas lease is through March 2014.

Note 6 - Income Taxes

As of December 31, 2012 and 2011 the Company had net operating loss carryforwards of approximately $769,440 and $290,659 respectively, which will expire beginning in 2031.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (35%) to the loss before income taxes is as follows:

	2012	2011
Net Operating Income (Loss)	$(669,211)	$(541,590)
Benefit (expense) for income taxes computed using the statutory rate of 35%	$234,224	$189,557
Non-deductible expense	(14,150)	(43,254)
Change in valuation allowance	(220,074)	(146,303)
Provision for income taxes	$-	$-

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

Significant components of the Company's deferred tax liabilities and assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Tax operating loss carryforwards	$269,304	$101,731
Accrued Compensation	97,073	44,573
Total deferred tax assets	366,377	146,303
Deferred tax liabilities	-	-
Net deferred tax assets	366,377	146,303
Valuation allowance	(366,377)	(146,303)
	$-	$-

Note 7- Stockholders’ Deficit

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock at $0.0001 par value per share. As of December 31, 2011 and December 31, 2012, 33,478,261 and 40,797,711 shares were issued and outstanding, respectively.

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

From July 1, 2012, through December 31, 2012, the Company received subscriptions of 1,319,450 shares of common stock for $556,676 of gross proceeds less $83,736 of financing and offering expenses through a private placement memorandum (“PPM”). Common stock was sold at prices ranging from $0.25 to $0.50 per share through the PPM to “accredited investors” as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act of 1933, as amended.

Stock Warrants

The exercisable outstanding stock purchase warrants were 6,764,856 and 3,540,856 at December 31, 2012 and 2011, with a weighted average exercise price of $0.38 and $0.50, respectively.  The following summarizes the warrant activity in 2012 and 2011:

	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	3,540,856	$0.50	-	$-
Granted	3,224,000	0.25	3,540,856	0.50
Exercised	-		-	-
Forfeited or cancelled	-		-	-
Expired	-		-	-
Outstanding at end of year	6,764,856	$0.38	3,540,856	$0.50
Exercisable	6,764,856	$0.38	3,540,856	$0.50

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

At December 31, 2012, 3,540,856 warrants expire on May 11, 2014 and 3,224,000 warrants expire January 31, 2015.

Effective on the commencement date of May 11, 2011, (commencement of operations), the Company granted 1,966,900 warrants to purchase common stock for the acquisition of SFL. The warrants have an exercise price of $0.50 per share and an exercise period of three years from the date of grant. The Company evaluated the warrants and determined that the warrants were not separable from the common stock issued for the acquisition of SFL. Therefore, no Black Scholes calculation was made by the Company.

Effective May 11, 2011, the Company granted 1,573,956 warrants to purchase common stock to a consultant of the Company. The Company evaluated the stock warrants in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of May 11, 2011, approximated $23,784 and was recorded initially as deferred offering costs in the consolidated financial statements. When the Company sold shares through the PPM described above, the Company converted the $23,784 of deferred offering costs to stockholders’ equity (deficit).

The Company used the following Black Sholes inputs in determining the fair value of the warrants:

Stock Price (grant date)	$0.0139
Exercise Price	$0.50
Expected Term (between vesting period and term of stock options)	1.5
Volatility	153%
Annual Rate of Quarterly Dividends	0.00
Risk Free Interest Rate (1 year T-bill rate)	0.1%

We have adopted the guidance of ASC 718-10-S99-1 for purposes of determining the expected term for stock warrants. Due to limited historical data to rely upon, we use the "simplified" method in developing an estimate of expected term for stock warrants per ASC 718-10-S99-1. Additionally, the volatility utilized is based on the composite of several comparable guideline companies.

Effective on January 31, 2012, the Company issued 3,200,000 warrants to purchase common stock to two consultants of the Company and 24,000 warrants to purchase common stock to a director of the Company. The Company evaluated the stock warrants in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of January 31, 2012, was de minimis and no amount was recorded in the consolidated financial statements.

Stock Grants

Effective May 11, 2011, (commencement of operations), the Principal Stockholder granted 8,872,826 shares of common stock to employees of the Company. Under SAB Topic 5T, Miscellaneous Accounting, these were deemed stock based compensation of the Company and were valued in accordance with ASC 718, Stock Compensation. As a result of our analysis, the total fair value for the stock grant, based on the net asset value of the Company on May 11, 2011, approximated $123,581 and is included in compensation expense within the accompanying consolidate statement of operations.

On January 31, 2012, the Company issued 2,875,000 shares of common stock to two consultants and a director of the Company. The Company recorded $40,044 as stock compensation expense.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

Note 8 - Related Party Transactions

On May 11, 2011, SFO acquired 100% of the member units of SFL in exchange for 33,478,261 shares of Common Stock and 1,966,900 warrants to SFL member unit holders in exchange for their SFL member units. All the SFL member unit holders were entities under the control of Tom Griffin, our chairman of the board. This acquisition was accounted for as a combination of entities under common control; therefore, the assets transferred are reflected on our balance sheet at their historical cost basis of $494,132 at December 31, 2011. In the Exchange described above, Mr. Griffin exchanged 18,157,329 shares of SFO for 18,157,329 shares of our Common Stock, and Bruce A. Hall, our Chief Executive Office and Chief Financial Officer, exchanged 8,347,826 shares of SFO for 8,347,826 shares of our Common Stock.

In 2011, we entered into Lease Acquisition Agreements with the Land Banks. Tom Griffin, our chairman of the board, is the President of each Land Bank. Under the Lease Acquisition Agreements, we could purchase leases, or portions of leases, held by the Land Banks from time to time and were obligated to purchase all the leases held by the Land Banks within two years from the dates the Land Banks were formed.

These Lease Acquisitions were terminated in November 2012. As discussed in Note 10 – Subsequent Events, In February 2013, we entered into a Lease Acquisition Agreement with LB for the acquisition of leases held by the Land Banks.

Our executive offices are located at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093, where we occupy approximately 1,000 square feet of office space. Effective August 2012, we pay $1,211 per month to lease this office space from an unaffiliated third party. Previously, we paid $2,650 per month, which included rent and other prorated offices expenses, under an arrangement with a company controlled by Mr. Griffin, which leased a larger space from an unaffiliated third party. We believe that our current office space and facilities will have to be expanded in the near future to meet our growth plans. From May 11, 2011, (commencement of operations) through September 30, 2012, we have recorded approximately $27,000 in rental expense and other prorated office expenses for our executive offices.

From May 11, 2011, (commencement of operations) through December 31, 2011 and December 31, 2012, SFP, LLC., a Texas entity that is an affiliate of the Company (“SFP LLC”) expended $87,519 and $235,276 respectively of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying consolidated balance sheet at December 31, 2011 and 2012. SFPLLC is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to compensation and legal expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

From May 11, 2011, (commencement of operations) through December 31 2012, SF P, LLC (“SF P LLC”), expended $13,939 of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying consolidated balance sheet at December 31, 2012. SF P LLC is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to legal and consulting expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

We have engaged, and may engage in the future, in transactions with our affiliates or stockholders, officers and directors of our affiliates. TexTron Southwest, Inc. (“TexTron”) provides operating services including drilling of wells and ongoing operating management for oil and gas entities and is owned by entities under the control of the Principal Stockholder.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

Note 9- Commitment and Contingencies

From time-to-time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company is unaware of any claim or lawsuit as of and December 31, 2011 and December 31, 2012.

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

Note 10 - Subsequent Events

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Period from May 11, 2011 (Commencement of Operations) to December 31. 2011

And for the Year Ended December 31, 2012

Lease Transactions

On February 11, 2013, Santa Fe Petroleum, Inc. (the “Company”) entered into a Lease Acquisition Agreement (the "Lease Acquisition Agreement") with Long Branch Petroleum LP (“Long Branch”). Pursuant to the terms and conditions of the Lease Acquisition Agreement, the Company shall acquire from Long Branch mineral interest leases (the “Leases”) in certain properties in the Comanche and Brown counties of the State of Texas (the “Properties”). In exchange, the Company is required to enter into six (6) Unsecured Convertible Promissory Notes totaling an aggregate amount of Four Hundred and Forty Four Thousand One Hundred and Forty Eight Dollars ($444,148).

On February 11, 2013, Santa Fe completed the purchase of multiple leases totaling approximately 1,628 in the area of its test well in North Central Texas.  This purchase, plus the existing 76 acres that Santa Fe already owned, brings the total of the Company’s holdings to 1,704 acres for future drilling.  With this added acreage, Santa Fe expects to plan for approximately 12-20 drilling locations depending on the number of Marble Falls and Barnett Shale oil wells that are drilled respectively.

Unsecured Convertible Promissory Notes

On February 5, 2013, the Company issued an Unsecured Convertible Promissory Note (the "Tomm Note") to Suzanne Tomm ("Ms. Tomm").  Per the terms of the Tomm Note, the Company promised to pay Ms. Tomm a total amount of Thirty Seven Thousand Five Hundred Dollars ($37,500), which accrues no interest and is due fourteen (14) months from the date of issuance. The Tomm Note also contains customary events of default and, at the election of Ms. Tomm at any time before the date of maturation, shall be convertible into the common stock of the Company at a value equal to $0.25 per share.

On February 5, 2013, the Company issued an Unsecured Convertible Promissory Note (the "Hubele Trust Note") to the Roger K. Hubele Living Trust (the "Hubele Trust").  Per the terms of the Hubele Trust Note, the Company promised to pay the Hubele Trust a total amount of Seventy Five Thousand Dollars ($75,000), which accrues no interest and is due fourteen (14) months from the date of issuance. The Hubele Trust Note also contains customary events of default and, at the election of the Hubele Trust at any time before the date of maturation, shall be convertible into the common stock of the Company at a value equal to $0.25 per share.

On February 5, 2013, the Company issued an Unsecured Convertible Promissory Note (the "Jason Hubele Note") to Jason Hubele (the "Mr. Jason Hubele").  Per the terms of the Jason Hubele Note, the Company promised to pay Mr. Jason Hubele a total amount of Thirty Seven Thousand Five Hundred Dollars ($37,500), which accrues no interest and is due fourteen (14) months from the date of issuance. The Jason Hubele Note also contains customary events of default and, at the election of Mr. Jason Hubele at any time before the date of maturation, shall be convertible into the common stock of the Company at a value equal to $0.25 per share.

On February 7, 2013, the Company issued an Unsecured Convertible Promissory Note (the "Raber Note") to Ryan Raber ("Mr. Raber").  Per the terms of the Raber Note, the Company promised to pay Mr. Raber a total amount of Twenty Five Thousand Dollars ($25,000), which accrues no interest and is due fifteen (15) months from the date of issuance. The Raber Note also contains customary events of default and, at the election of Mr. Raber at any time before the date of maturation, shall be convertible into the common stock of the Company at a value equal to $0.25 per share.

On February 8, 2013, the Company issued an Unsecured Convertible Promissory Note (the "Gormley Note") to Dennis Gormley ("Mr. Gormley").  Per the terms of the Gormley Note, the Company promised to pay Mr. Gormley a total amount of Twenty Five Thousand Dollars ($25,000), which accrues no interest and is due fifteen (15) months from the date of issuance. The Gormley Note also contains customary events of default and, at the election of Mr. Gormley at any time before the date of maturation, shall be convertible into the common stock of the Company at a value equal to $0.25 per share.

On February 11, 2013, the Company issued an Unsecured Convertible Promissory Note (the "Long Branch Note") to Long Branch.  Per the terms of the Long Branch Note, the Company promised to pay Long Branch a total amount of Two Hundred Forty Four Thousand One Hundred Forty Eight ($244,148), which accrues no interest and is due fifteen (15) months from the date of issuance. The Long Branch Note also contains customary events of default and, at the election of Long Branch at any time before the date of maturation, shall be convertible into the common stock of the Company at a value equal to $0.25 per share.

Settlement Agreements

On February 5, 2013, the Company entered into a Settlement and Release Agreement (the "Tomm Settlement Agreement") with Ms. Tomm pursuant to which: (i) the Company agreed to grant to Ms. Tomm a 2% Net Revenue Interest in the Leases; (ii) the Company issued the Tomm Note to Ms. Tomm; and (iii) Ms. Tomm agreed to terminate that certain Participation Agreement between the Company and Ms. Tomm dated February 15, 2012 (the “Tomm Participation Agreement”).

On February 5, 2013, the Company entered into a Settlement and Release Agreement (the "Hubele Trust Settlement Agreement") with the Hubele Trust pursuant to which: (i) the Company agreed to grant to the Hubele Trust a 2% Net Revenue Interest in the Leases; (ii) the Company issued the Hubele Trust Note to the Hubele Trust; and (iii) the Hubele Trust agreed to terminate that certain Participation Agreement between the Company and the Hubele Trust dated February 15, 2012 (the “Hubele Trust Participation Agreement”).

On February 5, 2013, the Company entered into a Settlement and Release Agreement (the "Jason Hubele Settlement Agreement") with Mr. Jason Hubele pursuant to which: (i) the Company agreed to grant to Mr. Jason Hubele a 2% Net Revenue Interest in the Leases; (ii) the Company issued the Jason Hubele Note to Mr. Jason Hubele; and (iii) Mr. Jason Hubele agreed to terminate that certain Participation Agreement between the Company and Mr. Jason Hubele dated February 15, 2012 (the “Jason HubeleParticipation Agreement”).

On February 7, 2013, the Company entered into a Settlement and Release Agreement (the "Raber Settlement Agreement") with Mr. Raber pursuant to which: (i) the Company issued the Raber Note to Mr. Raber; and (ii) Mr. Raber agreed to terminate that certain Participation Agreement between the Company and Mr. Raber dated April 4, 2012 (the “Raber Participation Agreement”).

On February 8, 2013, the Company entered into a Settlement and Release Agreement (the "Gormley Settlement Agreement") with Mr. Gormley pursuant to which: (i) the Company issued the Gormley Note to Mr. Gormley; and (ii) Mr. Gormley agreed to terminate that certain Participation Agreement between the Company and Mr. Gormley dated April 4, 2012 (the “Gormley Participation Agreement”).

Other Agreements

On February 7, 2013, the Company retained Merriman Capital, Inc. as its nonexclusive financial advisor to assist the Company in its capital raising efforts. The term of the engagement is one year. For its services, Merriman Capital, Inc. was paid a retainer of 100,000 shares of restricted stock and will receive a financing completion fee of 8% of the capital raised. Merriman can also receive a Merger and Acquisition Completion fee of 4% of the transaction value for an acquisition or for the sale of the Company.

Note 11- Supplemental Oil and Gas Disclosures

Since the Company is in the development stage and its oil and natural gas property is considered probable, reserve data is not presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 10, 2012, the Company dismissed Weinberg & Baer LLC (“Weinberg”) as our certifying accountants. Our Board approved this action. The reports of Weinberg on the Registrant’s financial statements for each of the fiscal years ended December 31, 2011 and 2010 and the interim period ended March 31, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their report expressed substantial doubt as to the Registrants ability to continue as a going concern.

On July 10, 2012, we engaged Rothstein Kass as our new independent accountant. Our Board approved this action. The decision to dismiss Weinberg and to engage Rothstein Kass was based on our business plan for the acquisition, exploration and development of oil and gas properties.

On December 19, 2012, KWCO, PC (“KWCO”) accepted the appointment as the registered independent public accountant for Santa Fe Petroleum, Inc., a Delaware corporation (the “Company”), and Rothstein Kass (“RK”) was dismissed as the registered independent public accountant for the Company.

In connection with the audit and review of the financial statements of the Company through December 19, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with RK’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended December 31, 2012 and 2011, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer (when appointed), as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Principal Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and we cannot assure you that any design will succeed in achieving its stated goals.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (“US GAAP”).

As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at December 31, 2012 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate entity level controls due to the absence of an audit committee and the presence of only one outside director on our board of directors and (2) lack of a current Principal Financial Officer and a Principal Accounting Officer.

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the fiscal year ended December 31, 2012. Management is concerned that the material weaknesses set forth above could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures and result in a material misstatement in our financial statements in future periods.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position with the Company
Tom Griffin	68	Chairman of the Board, Chief Executive Officer, President and a Director
Jack Nelson	66	Director

Tom Griffin, Director, Chairman of the Board, President, Secretary and Director

Mr. Griffin has over 16 years of experience in the exploration and production of oil and natural gas. He began as the chief executive of SFP2 in 1997, where he managed drilling of 27 wells, and subsequently became chief executive of SFP, an oil and gas exploration and production company that is currently a holding company. In 2012, Mr. Griffin was selected to serve as the CEO of the Company and as a director of the Company due to his extensive experience and expertise in managing companies involved in the field of oil and gas exploration.

Jack Nelson, Director

Mr. Nelson has extensive experience in many facets of the construction, aviation, and oil and gas industries. His depth of knowledge extends through sales, marketing, management and consulting. Mr. Nelson has worked with international land and commercial development companies as well as international aviation companies. Since 2007, he has served as President of D&J Enterprises LLC, a multifaceted management and consulting firm. From 2008 to 2010, he also served as Vice President of SF Petro, Inc. (formerly Santa Fe Petroleum, Inc.), a private oil and gas company incorporated in Texas that is controlled by our Principal Stockholder and is now a non-operating holding company. Mr. Nelson is a military veteran having served as an officer flying helicopters in the Army. He is a multi-rated pilot, and from 1990 to 2008, he served as a captain for ATA Airlines. Mr. Nelson was selected to serve as a Director of the Company due to his extensive experience in several industries and, specifically, in the oil and gas industry.

Audit and Compensation Committees

As a development stage company with a limited history and just two directors, we do not believe that the creation of Board Committees would be the best use of our resources and time. As a result, we do not have a Compensation Committee or an Audit Committee (or, consequently, an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K).

Our Board of Directors believes that it is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting and that establishing an audit committee and retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome at this time.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the following events during the past five years: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics policy that applies to all directors and officers. The code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. A copy of the Code of Business Conduct and Ethics can be viewed on our website at the following URL: http://www.sfpetroleum.com/?s=ethics

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and officers and the persons who beneficially own more than 10% of the common stock of a company with securities registered under Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to that company pursuant to Rule 16a-3 promulgated under the Exchange Act. We believe that the Company’s directors, officers and the persons who beneficially own more than 10% of our common stock have complied with all applicable filing requirements during the year ended December 31, 2012.

Indemnification of Directors and Officers

Our bylaws in Article XII provide that to the fullest extent permitted by Delaware law, the Company shall indemnify our directors and officers against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit, or proceeding in which such person was or is a party or is threatened to be made a party by reason of the fact that such person is or was a director or officer of the corporation. The indemnification provisions in our bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders.  In addition, your investment in the Company may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that the indemnification provisions in our bylaws are necessary to attract and retain qualified persons as directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Summary Compensation Table below sets forth from May 11, 2011 (commencement of operations) through December 31, 2012, the compensation awarded to, earned by, or paid to our named executive officers in each of the fiscal years ended in that period.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Nonequity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All other Compensation $	Total $
Bruce A. Hall, CEO and CFO (1)	2012		10,000						10,000
	2011		90,000	116,629(2)					206,629
Tom Griffin, President, CEO (3)	2012		120,000						120,000
	2011		90,000						90,000

(1)	Mr. Hall served as our CEO and CFO from April 1, 2011 to November 28, 2012.
(2)	Effective May 11, 2011 (commencement of operations), Mr. Griffin granted 8,347,826 shares of common stock to Mr. Hall. Under SAB Topic 5T, Miscellaneous Accounting, this grant was deemed stock based compensation of the Company and was valued in accordance with ASC 718,Stock Compensation, based on the net asset value of the Company on May 11, 2011.
(3)	Mr. Griffin became our President on May 11, 2011 and our CEO on November 28, 2012.

The Company has no outstanding equity award plans.

The Company does not have a written agreement with Tom Griffin, our President and Chief Executive Officer. Pursuant to an oral agreement among Mr. Griffin, SF Petroleum, LLC (an affiliate of the Company) and the Company (the “Griffin Agreement”), the Company has agreed to pay Mr. Griffin a $15,000 monthly fee plus payment of out of pocket expenses in return for his consulting services. The Griffin Agreement is terminable on 30 days’ notice.

The Company has not paid any director compensation since the commencement of operations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2013 certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Santa Fe Petroleum, Inc., 4011 W Plano Pkwy #126 Plano, Texas 75093. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this Annual Report.

	Number of Shares of Common		Percent of
Name and Address of Beneficial Owner (1)	Stock Beneficially Owned		Outstanding Shares (2)

Tom Griffin	26,473,997	(3)	62.6%

Vernon Hughes	6,000,000	(4)	13.5%

Jack Nelson	-		-

Directors and executive officers as a group	26,473,997		62.6%

(1)	The address of each beneficial owner is care of the Company at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093.
(2)	Based upon (i) 41,288,511 outstanding shares of Common Stock as of March 31, 2013 and (ii) any shares that such person has the right to acquire within the next 60 days.
(3)	Includes shares held by Long Branch Petroleum, L.P., of which Mr. Griffin is the President as well as 976,592 shares into which an unsecured convertible note held by Long Branch Petroleum, L.P. is convertible.
(4)	Includes 3,000,000 exercisable warrants to purchase shares of Common Stock.

There are no arrangements or understanding among the parties set out above or their respective associates or affiliates concerning election of directors or any other matters which may require shareholder approval.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Following is a description of certain relationships and related transactions between us and our directors, executive officers, and 5% stockholders. In the future, we plan to present all such possible transactions to our Board for consideration and approval. Any such transaction will require approval by a majority of the disinterested directors, and such transactions will be on terms no less favorable than those available to disinterested third parties.

Capitalization of SFO

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

In connection with the SFL Acquisition, we acquired SFL’s oil and natural gas working interests of 100% with a net revenue interest of 75 % for any well bore on this 76 acres in Comanche County, Texas. Additionally, we acquired a mineral lease over approximately 76 acres of land as part of the SFL Acquisition. Initially, the lease was acquired for $31,390 from a third party through an entity controlled by the Principal Stockholder. In connection with the SFL Acquisition, which was accounted for as a combination of entities under common control, the lease was acquired by SFL for the historical cost of $31,390 from the entity controlled by the Principal Stockholder.

Share Exchange

In the Exchange described above, Mr. Griffin exchanged 18,157,329 shares of SFO for 18,157,329 shares of our Common Stock, and Mr. Hall exchanged 8,347,826 shares of SFO for 8,347,826 shares of our Common Stock.

Land Banks

Over 99% of each of the Land Banks is owned by Long Branch. The President of Long Branch is Tom Griffin, our President and Chairman of the Board. The remaining ownership interest in each of the Land Banks is also owned by Long Branch, a company controlled by Tom Griffin. As described below in the description of our related party transaction with Long Branch Petroleum, we acquired leases from the Land Banks in February 2013.

Long Branch Petroleum

In February 2013, we entered into the Long Branch Lease Acquisition Agreement with Long Branch whereby we acquired from the Land Banks 10 leases covering approximately 1,628.5 acres of undeveloped oil and gas properties. The President of Long Branch is Tom Griffin, our President and Chairman of the Board. We acquired the leases to these properties in exchange for (i) issuing $444,148 of unsecured notes convertible into shares of our common stock at $0.25 per share and (ii) entering into Settlement Agreements with six parties designated by Long Branch. Of the $444,148 of notes issued, we issued a note for $244,148 to Long Branch and the remainder to investors that had bought SFO stock from Long Branch. The settlement agreements were entered into with investors that bought SFO stock from Long Branch and granted an aggregate up to 6%  net revenue interest in the leases acquired under the Long Branch Lease Acquisition Agreement.

SF Petroleum LLC

In the year ended December 31, 2012, SFP, expended $23,021 of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying consolidated balance sheet at December 31, 2012. SFP is owned entirely by entities under the control of Tom Griffin, our President and Chairman of the Board. The majority of the expenditures were for legal and consulting expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company. In addition to these expenditures, these funds were used to pay for the costs of field studies, overhead, and operational expenses.

Office Sublease

The Company’s executive offices are located at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093, where we occupy approximately 1,000 square feet of office space. Until June of 2012, we paid operating expenses of $2,628 per month under an arrangement with a company controlled by Tom Griffin, our President and Chairman of the Board, which leases the space from an unaffiliated owner. The payment represents our prorated portion of rent, internet services, computer equipment and office supplies. In the year ended December 31, 2012, we paid $15,768 for this prorated charge. We believe that our current office space and facilities will have to be expanded in the near future to meet our growth plans.

TexTron

We have engaged, and may engage in the future, in transactions with our affiliates or stockholders, officers and directors of our affiliates. TexTron Southwest, Inc. (“TexTron”) provides operating services including drilling of wells and ongoing operating management for oil and gas entities and is owned by entities under the control of Tom Griffin, our President and Chairman of the Board. Vernon Hughes, who beneficially owns approximately 13% of our common stock, is the Director of Field Operations for TexTron. In the year ended December 31, 2012, we paid $85,074 to TexTron for their services. In the year ended December 31, 2012, Textron Southwest, expended $156,473 of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying consolidated balance sheet at December 31, 2012

Director Independence

Currently, we are not subject to a requirement of any securities exchange or inter-dealer quotation system that any of our directors be independent. Mr. Nelson, however, would qualify as an “independent director” under the NASDAQ Stock Market’s Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

KWCO PC

KWCO PC served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended December 31, 2012. Aggregate fees for professional services rendered to us by KWCO PC are set forth below:

Year Ended December 31, 2012

Audit Fees	$
Audit Related Fees	$
Tax Fees
All Other Fees
$

KWCO PC has not charged us fees in or for professional services rendered in the fiscal year ended December 31, 2011.

Rothstein Kass & Co.

Rothstein Kass & Co. served as our independent registered public accounting firm for the period from July 10, 2012 to December 19, 2012. Aggregate fees for professional services rendered to us by Rothstein Kass & Co. are set forth below:

Year Ended December 31, 2012

Audit Fees	$27,900
Audit Related Fees	$-
Tax Fees	-
All Other Fees	-
$27,900

Rothstein Kass & Co. has not charged us fees in or for professional services rendered in the fiscal year ended December 31, 2011.

Weinberg & Baer LLC

Weinberg & Baer LLC served as Baby All independent registered public accounting firm and audited our financial statements for the fiscal year ended December 31, 2011 and for a portion of the fiscal year ended December 31, 2012. SFPI, as the surviving accounting entity, paid no fees for professional services rendered to Baby All by Weinberg & Baer LLC.

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our audit committee’s policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.  EXHIBITS

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE PETROLEUM, INC.

By:          /s/ Tom Griffin

Tom Griffin

Chairman, Principal Executive Officer and Acting Principal Accounting Officer

Date: April 16, 2013

