Form 10-Q
period 2013-03-31
Santa Fe Petroleum, Inc.
filed 2013-05-15
CIK 1508262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

None

(Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes  ☑ No

As of May 10, 2013, the Company had 42,520,517 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Description	Page

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012(audited)

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and for the Period from May 11, 2011 (Inception of Development Stage) through March 31, 2013 (Unaudited)

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013and for the Period from May 11, 2011 (Inception of Development Stage) through March 31, 2013 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)	Audited
ASSETS

Current assets
Cash and cash equivilants	$ 705	$ 33,901

Total current assets	705	33,901

Unevaluated oil and natural gas property, successful efforts method	1,231,360	736,676
Deferred offering costs		-

Total assets	$ 1,232,065	$ 770,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 402,734	$ 419,506
Accounts payable, related parties	311,496	235,276
Accrued liabilities	191,060	208,560
Accrued compensation	322,350	277,350

Total current liabilities	1,227,640	1,140,692

Convertible promissory notes	200,000
Convertible promisssory note, related party	244,148

Total liabilities	1,671,788	-

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized
41,288,511 and 40,797,711 shares issued and outstanding, respectively	4,129	4,080
Additional paid in capital	1,196,879	836,606
Deficit accumulated during the development stage	(1,640,731)	(1,210,801)

Total stockholders' deficit	(439,723)	(370,115)

Total liabilities and stockholders' deficit	$ 1,232,065	$ 770,577

See accompanying notes to consolidated financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
AND FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO March 31 31, 2013
(Unaudited)
		Period from
		May 11, 2011
		(inception of
		development
	Three Months	stage
	Ended	through
	March 31, 2013	March 31, 2013
Expenses

Compensation	$ 105,000	$ 112,975
Professional	26,500	588,825
Consulting	35,000	384,673
Rent	2,422	184,122
Lease	997	47,682
Other	11,288	73,731
Total	181,207	1,392,008

Interest	248,723	248,723

Total expenses	429,930	1,640,731

Net loss	$ (429,930)	$ (1,640,731)

Basic and diluted loss per share	$ (0.01)

Basic and diluted weighted average
shares outstanding	41,076,635

See accompanying notes to consolidated financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Period from May 11, 2011 (commencement of operations) through December 31, 2011
For the Year Ended December 31, 2012
For the Three Months Ended March 31, 2013				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid - In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
May 11, 2011 - Common stock and
1,999,150 warrants issued to unit
holders of Santa Fe Land, LLC
(amounts reflect the effect of the
recapitalization on May 10, 2012)	33,478,261	$ 3,348	$ 490,784	$ -	$ 494,132

May 11, 2011 - Stock based compensation
provided by Principal Stockholder	-	-	123,581	-	123,581

May 17, 2011 - Common stock and 1,573,956
warrants issued for capital placement fees
provided by Principal Stockholder	-	-	23,784	-	23,784

Net loss	-	-	-	(541,590)	(541,590)

Balances at December 31, 2011	33,478,261	$ 3,348	$ 638,149	$ (541,590)	$ 99,907

January 31, 2012 - Stock based compensation
provided by Principal Stockholder			40,044		40,044

Shares issued in connection with the
recapitalization transaction	6,000,000	600	(600)	-	-

Sale of common stock	1,319,450	132	556,544	-	556,676

Payment of financing and offering expenses	-	-	(59,952)	-	(59,952)

Conversion of deferred offering expenses
from sale of common stock	-	-	(23,784)	-	(23,784)

Merger costs	-	-	(313,795)	-	(313,795)

Net loss	-	-	-	(669,211)	(669,211)

Balances at December 31, 2012	40,797,711	$ 4,080	$ 836,606	$ (1,210,801)	$ (370,115)

Sale of common stock	340,800	34	85,166		85,200
Stock offering costs			(30,000)		(30,000)
Stock issued for consulting services	150,000	15	56,384		56,399
					-
Convertible promissory notes - beneficial conversion feature			248,723		248,723
Net loss				(429,930)	(429,930)

Balances at March 31, 2013	41,288,511	$ 4,129	$ 1,196,879	$ (1,640,731)	$ (439,723)

See accompanying notes to consolidated financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
FOR THE THREE MONTHS ENDED MARCH 31, 2013
AND FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO MARCH 31, 2013
(Unaudited)

		Period from
		May 11, 2011
	Three Months	(Inception of
	Ended	Development Stage)
	March 31, 2013	to March 31, 2013
Cash Flows From Operating Activities:

Net Loss	$ (429,930)	$ (1,640,731)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	56,399	220,024
Non-cash interest expense - benficial conversion feature	248,723	248,723

Increase in cash attributable to changes in operating assets and liabilities:
Accounts payable	(16,772)	402,734
Accounts payable, related parties	76,220	155,023
Accrued Liabilities	(17,500)	5,000
Accrued compensation	45,000	322,350
Net Cash Provided By Operating Activities	(37,860)	(286,877)

Investing Activities:
Investment in unevaluated oil and natural gas property	(494,684)	(737,228)
Accounts payable related parties, unpaid property costs	-	156,473
Convertible promisssory notes issued for mineral lease acquisition	200,000	200,000
Convertible promissory note, related party issued for mineral lease acquisition	244,148	244,148

Net Cash Used in Investing Activities	(50,536)	(136,607)

Financing Activities:
Proceeds from sale of common stock	55,200	611,876
Merger costs	-	(373,747)
Accrued liabilities, unpaid merger costs	-	186,060

Net Cash Provided by Financing Activities	55,200	424,189

Net Increase in Cash	(33,196)	705
Cash at Beginning of Period	33,901	-
Cash at End of Period	$ 705	$ 705

Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -
Cash interest paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities

Unevaluated oil and natural gas property acquired through SFL acquisition	$ 494,684	$ 1,231,360
Common shares issued in recapitalization	$ -	$ 600

See accompanying notes to consolidated financial statements

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

The Company formally changed its name from Baby All Corp. to Santa Fe Petroleum, Inc. on May 17, 2012.

Note 2 – Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company had a net loss of, $429,930 for the three months ended March 31. 2013, and a net loss of $1,640,731 for period from May 11, 2011 (commencement of operations) through March 31, 2013. Additionally, at March 31, 2013, the Company had cash of only $705, a working capital deficit of $1,226,890 and an accumulated deficit of $1,640,731, which could have a material impact on the Company’s financial condition and operations.

Our net losses and lack of capital pose risks to our business and stockholders by:

·	making it more difficult for us to satisfy our obligations;

·	impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

·	making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by GAAP. In the opinion of management, the condensed consolidated financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Estimates are used when accounting for stock-based transactions, accounts payable and accrued expenses and taxes, among other matters.

Principles of Consolidation

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

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Deferred offering costs consist principally of the fair value of stock grants and warrants issued to placement agents that are related to the Company’s contemplated equity financing and will be charged to stockholders’ equity upon the receipt of the contemplated equity financing proceeds or charged to expense if the contemplated equity financing is not completed. During the year ended December 31, 2012, the Company received subscriptions of 1,319,450 shares of common stock for $556,676 of gross proceeds less $83,736 of financing and offering expenses through a private placement memorandum at prices ranging from $0.25 to $0.50 per share. Previously recorded deferred offering expenses of $23,784 were expensed. In the three months ended March 31, 2013, the Company received subscriptions of 340,800 of shares of its $0.0001 par value common stock at $0.25 per share. The gross proceeds were $85,200 less $30,000 of offering expenses.

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

Net Income (loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10, Earnings Per Share. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 6,764,856 of potentially dilutive warrants at December 31, 2012.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the stock based compensation at March 31, 2013 and December 31, 2012, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Three Months Ended March 31, 2013 Stock Based Compensation	$ -	$ 56,399	$ -	$ 56,399

Year Ended December 31, 2012
Stock Based Compensation	$-	$40,044	$-	$40,044

Options are valued using the Black Scholes model.

Recent Accounting Pronouncements

No recent accounting pronouncements or other authoritative guidance have been issued that management considers likely to have a material impact on our consolidated financial statements

Note 4 - Acquisition of Oil and Gas Company

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

Note 5 - Unevaluated Oil and Natural Gas Property

The Company’s principal asset consists of an unevaluated oil and natural gas property in Comanche County, Texas, which approximated $1,231,000 at March 31, 2013 and $737,000 as of December 31, 2012.

The Company’s original intent was to complete five test wells on its unevaluated oil and natural gas property. The first test well was originally drilled in 2009 by a predecessor affiliate company, as the Barnett Cody #1A test. Due to the high volume of water production it would take to produce oil as this test well, the Company does not anticipate further developing this test well but instead intends to use it as a water disposal well for new drilling operations, Additional capital is needed for the Company to commence further drilling activities for the other test wells. As a result of the additional capital requirements, the five test well drilling project is not completed and the reservoir analysis has not yet been finished. As such, the Company has classified the oil and natural gas property as unevaluated as of December 31, 2012. As of December 31, 2012, the primary term of the Company’s oil and natural gas lease is through March 2014.

Note 6 – Convertible Promissory Notes

The Company issued five convertible promissory notes in the first week of February 2013 for a total principal amount of $200,000. The convertible notes accrue no interest and three of the notes, which total $150,000 in principal amount, are due fourteen (14) months from the date of issuance while two of the notes totaling $50,000 in principal amount are due fifteen (15) months from the date of issuance. At any time before the maturity dates, the notes are convertible at $0.25 per share into common stock of the Company.

The convertible promissory notes were issued with a beneficial conversion feature for which the intrinsic value was $112,000 and that amount was expensed as interest expense in the three months ended March 31, 2013.

The Company issued the convertible promissory notes as payment for the acquisition of certain mineral leases in the state of Texas as well as for the settlement of the participation agreement with Long Branch Petroleum LP.

Note 7- Convertible Promissory Note – Related Party

The Company issued a $244,148 principal amount, convertible promissory note on February 11, 2013 to Long Branch Petroleum LP. The convertible note accrues no interest and is due fifteen (15) months from the date of issuance. The Long Branch Note also contains customary events of default and, at the election of Long Branch at any time before the date of maturation, shall be convertible into the common stock of the Company at a $0.25 per share.

The convertible promissory notes were issued with a beneficial conversion feature for which the intrinsic value was $136,723 and that amount was expensed as interest expense in the three months ended March 31, 2013.

The Company issued the convertible promissory note as payment for the acquisition of certain mineral leases in the state of Texas.

Note 8- Stockholders’ Deficit

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock at $0.0001 par value per share. As of March 31, 2013 and December 31, 2012, 41,288,511 and 40,797,711 shares were issued and outstanding, respectively.

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

For the three months ended March 31, 2013, the Company received subscriptions of 340,800 shares of common stock for $85,200 of gross proceeds. The Common stock was sold for $0.25 per share through the PPM to “accredited investors” as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act of 1933, as amended.

Stock Warrants

The exercisable outstanding stock purchase warrants were 6,764,856 at March 31, 2013 and December 31, 2012. with a weighted average exercise price of $0.38.  The following summarizes the warrant activity:

	March 31, 2013		December 31, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the Period	6,764,856	$ 0.38	3,540,856	$ 0.50
Granted	-		3,224,000	$ 0.25
Exercised	-		-
Forfeited or cancelled	-		-
Expired	-		-
Outstanding at end of year	6,764,856	0.38	6,764,856	$ 0.38
Exercisable	6,764,856	$ 0.38	6,764,856	$ 0.38

At March 31, 2013, 3,540,856 warrants expire on May 11, 2014 and 3,224,000 warrants expire January 31, 2015.

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

In the three months ended March 31, 2013, the Company issued 150,000 shares of common stock to three consultants and recorded a stock compensation expense of $56,399.

Note 9 - Related Party Transactions

On May 11, 2011, SFO acquired 100% of the member units of SFL in exchange for 33,478,261 shares of Common Stock and 1,966,900 warrants to SFL member unit holders in exchange for their SFL member units. All the SFL member unit holders were entities under the control of Tom Griffin, our chairman of the board. This acquisition was accounted for as a combination of entities under common control; therefore, the assets transferred are reflected on our balance sheet at their historical cost basis of $494,132 at December 31, 2011. In the Exchange described above, Mr. Griffin exchanged 26,505,155 shares of SFO for 26,505,155 shares of our Common Stock.

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

These Lease Acquisitions were terminated in November 2012. On February 11, 2013, we entered into a Lease Acquisition Agreement (the "Lease Acquisition Agreement") with LB. Pursuant to the terms and conditions of the Lease Acquisition Agreement, the Company acquired those leases from LB. In exchange, we issued Unsecured Convertible Promissory Notes totaling an aggregate amount of $444,148 to six parties. We issued the largest of those notes to LB for $244,148.

Our executive offices are located at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093, where we occupy approximately 1,000 square feet of office space. Effective August 2012, we pay $1,211 per month to lease this office space from an unaffiliated third party. Previously, we paid $2,650 per month, which included rent and other prorated offices expenses, under an arrangement with a company controlled by Mr. Griffin, which leased a larger space from an unaffiliated third party. We believe that our current office space and facilities will have to be expanded in the near future to meet our growth plans. From May 11, 2011, (commencement of operations) through March 31, 2013, we have recorded approximately $49,107 in rental expense and other prorated office expenses for our executive offices.

From May 11, 2011, (commencement of operations) through March 31, 2013 and December 31, 2012, SFP, LLC., a Texas entity that is an affiliate of the Company (“SFP LLC”) expended $311,496 and $235,276 respectively of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying consolidated balance sheet at March 31, 2013 and December 31, 2012. SFPLLC is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to compensation and legal expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

From May 11, 2011, (commencement of operations) through December 31 2012, SFP, LLC (“SFP LLC”), expended $11,885 of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying condensed consolidated balance sheet at December 31, 2012. SFP LLC is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to legal and consulting expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

We have engaged, and may engage in the future, in transactions with our affiliates or stockholders, officers and directors of our affiliates. TexTron Southwest, Inc. (“TexTron”) provides operating services including drilling of wells and ongoing operating management for oil and gas entities and is owned by entities under the control of the Principal Stockholder.

Note 10 -	Commitment and Contingencies

From time-to-time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company is unaware of any claim or lawsuit as of and March 31, 2013 and December 31, 2012.

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

10.

Note 11- Subsequent Events

Convertible Note Issuance

On April 17, 2013 (the "Effective Date"), we issued and sold a convertible promissory note (the "Note") to an accredited investor or its assignees (the "Holder"), pursuant to which we promise to pay Holder the aggregate principal amount of $300,000 (the "Principal") plus any accrued and unpaid interest and other fees for aggregate proceeds equal to $335,000 (the "Aggregate Consideration"). The Holder agreed to pay $50,000 of the Aggregate Consideration upon the closing of the Note and may make additional payments in such amounts and at such dates as the Holder may choose in its sole discretion. The Principal due to Holder under the Note will be prorated based on the Aggregate Consideration actually paid by Holder plus an approximate 10% original issue discount and any accrued interest and fees.

The Note has a maturity date one (1) year from the Effective Date of each payment (the "Maturity Date"). We may repay the Note at any time on or before 90 days from the Effective Date, after which we must receive written approval from Holder to make further payments through the Maturity Date. If we repay the Note on or before 90 days from the Effective Date, no interest will accrue or become due under the Note. If we do not repay the Note on or before 90 days from the Effective Date, the Note will bear a one-time interest charge of 12% on the Principal.

At any time after the Effective Date, the Note is convertible, at the Holder's election, into the number of shares of our common stock equal to (i) the dollar amount of the outstanding and unpaid Principal and accrued interest to be converted, divided by (ii) the lesser of $0.30 or 60% of the lowest trade price in the 25 trading days prior to the conversion; provided, however, that no amount converted under the Note would cause the Holder to own more than 4.99% of our total common stock outstanding . If we fail to deliver the shares from any conversion to Holder within three (3) business day of conversion notice delivery, there will be a penalty of $2,000 per day assessed and added to the Principal for each day until such delivery occurs. In addition, we agreed to reserve at least 6,000,000 shares of common stock for conversion under the Note.

	Note 12-	Supplemental Oil and Gas Disclosures

Since the Company is in the development stage and its oil and natural gas property is considered probable, reserve data is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe”, “expect”, “anticipate”, “plan”, “target”, “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstance that arise after the date hereof.

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “Santa Fe Petroleum” and the “Company” mean Santa Fe Petroleum, Inc. and its wholly owned subsidiaries; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In order to exploit this opportunity, Mr. Griffin and the investors in the Test Well formed SFO, a Delaware corporation, in 2011. SFO’s wholly owned subsidiary, SFL, which was originally incorporated in Texas in 2009, owns the 76-acre oil and gas lease and the Test Well. On the date of the Exchange, May 10, 2012, SFO and SFL became our wholly owned subsidiaries. Aside from acquiring the Test Well and associated leases, SFO and SFL have not conducted any operations and have not begun oil and gas production from the Test Well. In October 2012, SFPI attempted to provide a high-conductivity path from the suspected reservoir to the test well bore using an acid frac treatment. The treatment was unsuccessful due to fracing into the Ellenberger (which is below the Barnett Shale formation) watering out the well. Due to the high volume of water production it would take to produce the oil in the Barnett Shale, we do not anticipate developing the Test Well but instead intend to use it for a water disposal well for new drilling operations in the future.

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

Results of operations

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $429,930 for the three months ended March 31, 2013 and a net loss of $1,640,731 since inception at May 11, 2011. Additionally, at March 31, 2013, the Company had cash of only $705, a working capital deficit of $1,226,890 and an accumulated deficit of $1,640,731, which could have a material impact on the Company’s financial condition and operations.

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

Commencement of Oil and Gas Operations

Although the Company commenced operating as of May 11, 2011 as Baby All Corp., it did not complete its exchange transaction with Santa Fe Operating, Inc., nor start its oil and gas operations until May 10, 2012. Therefore, there are not any comparative financial statements for the three months ended March 31, 2012.

Revenues:

The Company is in the development stage and has not obtained revenue under its business plan.

Operating Expenses:

Operating expenses were $181,207 for the three months ended March 31, 2013 and total operating expenses since inception are $1,392,008. The operating expense consisted primarily of $105,000 in compensation expense and $61,500 in combined professional and consulting expenses related to costs from the recapitalization and Share Exchange and other costs from becoming a publicly traded company.

Interest Expense:

The Company issued $444,148 in principal amount of convertible promissory notes which had a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was $248,723 and was expensed as interest expense in the three months ended March 31, 2013.

Capital Commitments, Capital Resources and Liquidity

Capital commitments.  The Company’s primary needs for cash are (i) to fund drilling and development costs associated with well development within its leasehold properties, (ii) the  further acquisition of additional leasehold assets, and (iii), the payment of contractual obligations and working capital obligations. The Company intends to initially fund these cash needs through sales of debt and equity. Subsequently, it intends to supplement these funds through a combination of internally-generated cash flows from operations and equity and or debt financing sources.

Capital resources and liquidity.  The Company’s primary capital resources from May 11, 2011, (commencement of operations) through March 31, 2013, have been from funds provided by affiliated related parties and cash proceeds from the issuance of common stock pursuant to a private placement memorandum (“PPM”). The Company believes that it will raise sufficient cash proceeds from the sale of common stock to meet both our short-term working capital requirements and our twelve month capital expenditure plans.

Cash flow from operating activities.  The Company used $37,860 of cash from operating activities for the three months ended March 31, 2013. The cash used in operations resulted from a net loss of $429,930 and a decrease in accounts payable of $16,772 and accrued liabilities of $17,500 offset by non-cash stock compensation expense of $56,399 and non-cash interest expense of $248,723. Further, cash was provided by increases in accounts payable related parties of $76,220 and accrued compensation of $45,000.

Cash flow used in investing activities.  The Company had $50,536 of cash used in investing activities for the three months ended March 31, 2013. The cash used in investing activities is entirely due to further expenditures related to the oil and gas properties under lease.

Cash flow from financing activities.  The Company had $55,200 of net cash flow from financing activities for the three months ended March 31, 2013. The net cash provided by financing is entirely from the private placement of common stock by the company. The Company issued 340,800 of shares of its $0.0001 par value common stock at $0.25 per share. The gross proceeds were $85,200 less $30,000 of offering expenses.

Liquidity.   At March 31, 2013, the Company had $705 of cash and cash equivalents. Additionally, at March 31, 2013, the Company had a working capital deficit of $1,226,890 and a deficit accumulated during the development stage of $1,640,731.

A critical component of our operating plan is the ability to obtain additional capital through additional equity or debt financing. We do not believe that existing capital and anticipated funds from operations will be sufficient to execute our strategic plan during 2013 without either equity or debt financing. We cannot ensure that financing will be available in amounts or on terms acceptable to us, if at all, and failure to secure the necessary financing could have a significant impact on our ability to continue as a going concern. We plan to seek additional capital in the future to fund growth and expansion through additional equity or debt financing. Such financing may not be available.

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

Critical Accounting Policies

Our critical accounting policies are described in Note 3, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements ..

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and acting Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

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

As of March 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at March 31, 2013 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the quarter ended March 31, 2013. Management is concerned that the material weaknesses set forth above could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures and result in a material misstatement in our financial statements in future periods.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, and management is not aware of any legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2013 we issued a convertible promissory note to an accredited investor for $55,000 (including original issue discount) in exchange for $50,000. The Note is convertible, at the holder's election into a number of shares of common stock of the Company equal to (i) the dollar amount of the outstanding and unpaid Principal and accrued interest to be converted, divided by (ii) the lesser of $0.30 or 60% of the lowest trade price in the 25 trading days prior to the conversion. At the time of issuance, the note was convertible into approximately 306,000 shares of our common stock.

This issuance was made in reliance of Section 4(2) of the Securities Act. The Company has previously reported all other issuances of unregistered equity from the start of the current fiscal year and through to the date of this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibit 101

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTA FE PETROLEUM, INC.

/s/ Tom Griffin ________________________________
Tom Griffin Chairman, Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer Date: May 15, 2013.