Form 10-Q
period 2013-06-30
Santa Fe Petroleum, Inc.
filed 2013-08-16
CIK 1508262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

☐ Non-accelerated filer (Do not check ☑ Smaller reporting company if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of August 15, 2013, the Company had 47,410,519 shares of common stock issued and outstanding.

__________

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivilants	$323	$33,901
Accounts receivable - oil and gas	1,300	—

Total current assets	1,623	33,901

Oil and natural gas property, successful efforts method	1,280,859	736,676

Total assets	$1,282,482	$770,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$414,190	$419,506
Accounts payable, related parties	343,696	235,276
Accrued liabilities	192,310	208,560
Accrued compensation	367,350	277,350

Total current liabilities	1,317,546	1,140,692

Convertible promissory notes, net of discount	251,215
Convertible promissory note, related party	244,148
Derivative Liability	61,000
Total liabilities	1,873,909	1,140,692

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized
46,800,517 and 40,797,711 shares issued and outstanding, respectively	4,680	4,080
Additional paid in capital	2,048,025	836,606
Deficit accumulated during the development stage	(2,644,132)	(1,210,801)

Total stockholders' deficit	(591,427)	(370,115)

Total liabilities and stockholders' deficit	$1,282,482	$770,577

See accompanying notes to consolidated financial statements

F-1

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2013
(Unaudited)

					Period from
					May 11, 2011
					(inception of
	Three Months	Three Months	Six Months	Six Months	development stage)
	Ended	Ended	Ended	Ended	through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$3,328	$—	$3,328	$—	$3,328

Expenses

Lease operating expense	$—	$—	$—	$—	$7,975
Compensation	556,000	60,000	661,000	120,000	$1,223,325
Professional	55,674	78,576	82,174	80,391	$431,847
Consulting	314,401	30,300	349,401	60,700	$531,101
Rent	4,845	—	7,268	—	$53,953
Lease	557	—	557	—	$557
Production taxes	157	—	157	—	$157
Derivative expense	61,000	—	61,000	—	$61,000
Other	11,630	1,227	23,914	22,147	$86,357
Total	1,004,264	170,103	1,185,471	283,238	2,396,272

Interest	2,465	—	251,188	—	251,188

Total expenses	1,006,729	170,103	1,436,659	283,238	2,647,460

Net loss	$(1,003,401)	$(170,103)	$(1,433,331)	$(283,238)	$(2,644,132)

Basic and diluted loss per share	$(0.02)	(0.00)	$(0.03)	$(0.01)

Basic and diluted weighted average
shares outstanding	43,184,493	36,840,898	42,129,032	35,159,580

See accompanying notes to consolidated financial statements

F-2

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2011(Audited)
FOR THE YEAR ENDED DECEMBER 31, 2012 (Audited)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid - In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
May 11, 2011 - Common stock and
1,999,150 warrants issued to unit
holders of Santa Fe Land, LLC
(amounts reflect the effect of the
recapitalization on May 10, 2012)	33,478,261	$3,348	$490,784	$—	$494,132

May 11, 2011 - Stock based compensation
provided by Principal Stockholder	—	—	123,581	—	123,581

May 17, 2011 - Common stock and 1,573,956
warrants issued for capital placement fees
provided by Principal Stockholder	—	—	23,784	—	23,784

Net loss	—	—	—	(541,590)	(541,590)

Balances at December 31, 2011	33,478,261	$3,348	$638,149	$(541,590)	$99,907

January 31, 2012 - Stock based compensation
provided by Principal Stockholder			40,044		40,044

Shares issued in connection with the
recapitalization transaction	6,000,000	600	(600)	—	—

Sale of common stock	1,319,450	132	556,544	—	556,676

Payment of financing and offering expenses	—	—	(59,952)	—	(59,952)

Conversion of deferred offering expenses
from sale of common stock	—	—	(23,784)	—	(23,784)

Merger costs	—	—	(313,795)	—	(313,795)

Net loss	—	—	—	(669,211)	(669,211)

Balances at December 31, 2012	40,797,711	$4,080	$836,606	$(1,210,801)	$(370,115)

Stock issued to settle accounts payable	50,000	5	17,495		17,500
Sale of common stock	540,800	54	105,146		105,200
Stock offering costs			(60,705)		(60,705)
Stock issued for working interest	480,000	48	47,952		48,000
Stock issued for consulting services	1,432,006	143	328,158		328,301
Stock issued in settlement of prior services	3,500,000	350	524,650		525,000
Convertible promissory notes - beneficial conversion feature			248,723		248,723
Net loss				(1,433,331)	(1,433,331)

Balances at June 30, 2013	46,800,517	$4,680	$2,048,025	$(2,644,132)	$(591,427)

See accompanying notes to consolidated financial statements

F-3

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2013
(Unaudited)

			Period from
			May 11, 2011
			(Inception of
	Six Months Ended	Six Months Ended	Development Stage)
	June 30, 2013	June 30, 2012	to June 30, 2013
Cash Flows From Operating Activities:

Net Loss	$(1,433,331)	$(283,238)	$(2,644,132)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	328,301		491,926
Stock issued for settlement of prior services	525,000		525,000
Non-cash interest expense - beneficial conversion feature	248,723		248,723
Non-cash interest expense - original issue discount	1,215		1,215
Derivative expense	61,000		61,000

Increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,300)		(1,300)
Accounts payable	(5,316)	163,238	414,190
Accounts payable, related parties	108,420		187,223
Accrued Liabilities	1,250		23,750
Accrued compensation	90,000	120,000	367,350
Net Cash Provided By Operating Activities	(76,038)	—	(325,055)

Investing Activities:
Investment in unevaluated oil and natural gas property	(52,035)		(294,579)
Accounts payable related parties, unpaid property costs	—		156,473

Net Cash Used in Investing Activities	(52,035)	—	(138,106)

Financing Activities:
Proceeds from sale of common stock	44,495		601,171
Proceeds from issuance of convertible promissory note	50,000		50,000
Merger costs	—		(373,747)
Accrued liabilities, unpaid merger costs	—		186,060

Net Cash Provided by Financing Activities	94,495	—	463,484

Net Increase in Cash	(33,578)		323
Cash at Beginning of Period	33,901	—	—
Cash at End of Period	$323	$—	$323

Supplemental disclosure of cash flow information
Income taxes paid	$—	$—	$—
Cash interest paid	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities

Unevaluated oil and natural gas property acquired	$492,148	$—	$986,280
Common shares issued in recapitalization	$—	$—	$600
Common stock issued for acquistion of oil & natural gas property	$48,000	$—	$48,000
Convertible promisssory notes issued for mineral lease acquisition	$200,000	$—	$200,000
Convertible promissory note, related party issued for mineral lease acquisition	$244,148	$—	$244,148
Common stock issued in settlement of accounts payable	$17,500	$—	$17,500

See accompanying notes to consolidated financial statements

F-4

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

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

The Company formally changed its name from Baby All Corp. to Santa Fe Petroleum, Inc. on May 17, 2012.

Note 2 – Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company had a net loss of, $1,433,331 for the six months ended June 30, 2013, and a net loss of $2,644,132 for period from May 11, 2011 (commencement of operations) through June 30, 2013. Additionally, at June 30, 2013, the Company had cash of only $323, a working capital deficit of $1,315,923 and an accumulated deficit of $2,644,132, which could have a material impact on the Company’s financial condition and operations.

Our net losses and lack of capital pose risks to our business and stockholders by:

•	making it more difficult for us to satisfy our obligations;

•	impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

•	making us more vulnerable to a downturn in our business and limiting our flexibility to plan for, or react to, changes in our business.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures and working capital requirements. Our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our industry. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amount and classification of liabilities which may result from the inability of the Company to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America for interim period reporting in conjunction with the instructions to Form 10-Q Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by GAAP. In the opinion of management, the condensed consolidated financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. These unaudited condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Estimates are used when accounting for stock-based transactions, accounts payables and accrued expenses and taxes, among other matters.

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

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Deferred offering costs consist principally of the fair value of stock grants and warrants issued to placement agents that are related to the Company’s contemplated equity financing and will be charged to stockholders’ equity upon the receipt of the contemplated equity financing proceeds or charged to expense if the contemplated equity financing is not completed. During the year ended December 31, 2012, the Company received subscriptions of 1,319,450 shares of common stock for $556,676 of gross proceeds less $83,736 of financing and offering expenses through a private placement memorandum at prices ranging from $0.25 to $0.50 per share. Previously recorded deferred offering expenses of $23,784 were expensed. In the six months ended June 30, 2013, the Company received subscriptions of 540,800 of shares of its $0.0001 par value common stock at prices ranging from $0.10 to $0.25 per share. The gross proceeds were $105,200 less $60,705 of offering expenses.

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

Effective May 11, 2011, with the commencement of operations, the Company adopted provisions of ASC 740, Sections 25 through 60, Accounting for Uncertainties in Income Taxes. These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. For the period from May 11, 2011, (commencement of operations) through December 31, 2012, no adjustments were recognized for uncertain tax benefits. The Company’s initial tax year for 2011and the tax year for 2012 are subject to audit.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Share Based Compensation, as of May 11, 2011. This statement requires the recognition of compensation expense measured at fair value when the Company obtains employee services in stock-based payment transactions.

Net Income (loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10, Earnings Per Share. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 6,764,856 of potentially dilutive warrants at December 31, 2012 and for the three and six months ended June 30, 2013.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the stock based compensation at June 30, 2013 and December 31, 2012, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Six Months Ended June 30, 2013 Stock Based Compensation	$—	$328,301	$—	$$328,301
Derivative Liability	$—	$61,000	$—	$61,000
Year Ended December 31, 2012
Stock Based Compensation	$—	$40,044	$—	$40,044

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

Note 5 - Oil and Natural Gas Property

The Company’s principal asset consists of an unevaluated oil and natural gas property in Comanche County, Texas, which approximated $1,231,000 at June 30, 2013 and $737,000 as of December 31, 2012.

The Company’s original intent was to complete five test wells on its unevaluated oil and natural gas property. The first test well was originally drilled in 2009 by a predecessor affiliate company as the Barnett Cody #1A test. In October 2012, the company did a slick water/ acid frac into the Ellenberger formation and due to the high volume of water production, the Company does not anticipate further developing of this test well but instead intends to use it as a water disposal well for new drilling operations. Additional capital is needed for the Company to commence further drilling activities for the other test wells. As a result of the additional capital requirements, the five test well drilling project is not completed and the reservoir analysis has not yet been finished. As such, the Company has classified the oil and natural gas property as unevaluated as of June 30, 2013. As of June 30, 2013, the primary term of the Company’s oil and natural gas lease is through March 2014.

The Company issued 480,000 common shares at $0.10 a share on June 17, 2013 for a 1.33% working interest in the Hopkins Spindletop #1 well. The Company recorded $3,328 in revenue from the well in the three months ended June 30, 2013.

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

On April 17, 2013 The Company executed a convertible promissory note with JMJ Financial (the “Lender”) and received $50,000 in cash proceeds. The nominal principal amount is $335,000 with a $35,000 original issue discount, however the principal sum to be repaid is only the consideration actually paid by the Lender plus 105 of the original issue discount. The original issue discount is also prorated based upon the consideration received by the Company. The note has zero interest for the first three months, as long as the note is repaid within that time; otherwise, the note bears interest at 12%. The note is convertible at the lesser of: $0.30 or 60% of the lowest trading price 25 days prior to the conversion. Since the conversion feature is at a discount to market, there is a derivative liability associated with it that was valued at $61,000 using the Black-Scholes method. The assumptions for this Black-Scholes calculation were as follows:

Conversion Price	$.05
Expected life (years)	.5
Risk free interest rate	.15%
Volatility	130.12%
Dividend yield	—

Given the terms of the note, the Company recorded a principal amount of $55,833, with a debt discount of $5,833. The amortization of the debt discount was $1,215 for the three months ended June 30, 2013.

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

Note 8- Stockholders’ Deficit

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock at $0.0001 par value per share. As of June 30, 2013 and December 31, 2012, 46,800,517 and 40,797,711 shares were issued and outstanding, respectively.

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

For the six months ended June 30, 2013, the Company received subscriptions of 540,800 shares of common stock for $105,200 of gross proceeds. The Common stock was sold for prices ranging from $0.10 to $0.25 per share through the PPM to “accredited investors” as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act of 1933, as amended.

Stock Warrants

The exercisable outstanding stock purchase warrants were 6,764,856 at June 30, 2013 and December 31, 2012 with a weighted average exercise price of $0.38.  The following summarizes the warrant activity:

	June 30, 2013		December 31, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the Period	6,764,856	$0.38	3,540,856	$0.50
Granted	—		3,224,000	$0.25
Exercised	—		—
Forfeited or cancelled	—		—
Expired	—		—
Outstanding at end of year	6,764,856	0.38	6,764,856	$0.38
Exercisable	6,764,856	$0.38	6,764,856	$0.38

At June 30, 2013, 3,540,856 warrants expire on May 11, 2014 and 3,224,000 warrants expire January 31, 2015.

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

In the six months ended June 30, 2013, the Company issued 1,432,006 shares of common stock to four consultants and recorded a stock compensation expense of $328,301.

Note 9- Related Party Transactions

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

Our executive offices are located at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093, where we occupy approximately 1,000 square feet of office space. Effective August 2012, we pay $1,211 per month to lease this office space from an unaffiliated third party. Previously, we paid $2,650 per month, which included rent and other prorated offices expenses, under an arrangement with a company controlled by Mr. Griffin, which leased a larger space from an unaffiliated third party. We believe that our current office space and facilities will have to be expanded in the near future to meet our growth plans. From May 11, 2011, (commencement of operations) through June 30, 2013, we have recorded approximately $58,797 in rental expense and other prorated office expenses for our executive offices.

From May 11, 2011, (commencement of operations) through March 31, 2013 and December 31, 2012, SFP, LLC., a Texas entity that is an affiliate of the Company (“SFP LLC”) expended $311,496 and $235,276 respectively of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying consolidated balance sheet at June 30, 2013 and December 31, 2012. SFPLLC is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to compensation and legal expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

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

Note 10- Commitment and Contingencies

From time-to-time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company is unaware of any claim or lawsuit as of and June 30, 2013 and December 31, 2012.

On June 5, 2013, the Company, Long Branch Petroleum L.P. and Bruce Hall signed an assignment and release agreement to settle a dispute over compensation for prior services to Bruce Hall. For the settlement of all compensation claims and the release of all liabilities related to the claims, the Company issued 3,500,000 shares of its common stock. The Company recorded $490,000 of stock compensation expense and the reduction of an accrued compensation liability of $35,000.

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

Note 11- Subsequent Events

Acquisition of Working Interests

The Company has continued to acquire individual working interests in the Hopkins Spindletop #1 well. In July 2013, the Company issued common shares for working interests as follows: 24,001 common shares for a 0.07% interest to an individual, 96,001 common shares for a 0.27% interest to an LLC and 360,000 common shares for a 1.0% interest to a trust.

Land Bank Loan Participation Agreement

On July 26, 2013, Santa Fe Land LLC executed a Land Bank Loan Participation Agreement with Proven Fields Energy LLC, for the acquisition of 320 acres in Jack County Texas for the drilling of oil and gas prospects. Proven Fields Energy LLC has paid $35,000 as non-refundable earnest money. The total loan is for $340,000 and is to be funded no later than August 26, 2013. The maturity of the loan is two years from the final funding date and receives a 50% participation return from the oil and gas development.

On June 17, 2013, the Company entered into a letter agreement to purchase leases totaling approximately 320 acres in Jack County, Texas, which letter agreement was subsequently amended on August 2, 2013. Under the agreement, the Company made an initial payment to the seller of $32,000 on August 2, 2013 and is to make an additional payment of $293,925 by September 3, 2013. Failure to make this additional payment will result in the forfeiture of the initial payment.

Note 12- Supplemental Oil and Gas Disclosures

Since the Company is in the development stage and its oil and natural gas property is considered probable, reserve data is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Business Overview

We are a development stage oil and gas company led by an experienced management team and focused on production of oil and natural gas. Our business plan is to acquire oil and gas properties for appraisal and development. We will employ strict selection guidelines for our projects including but not limited to 1) priority to projects with near term cash flow potential, pay-back period, quantity and quality of oil and gas reserves and utilizing premier oilfield services and engineering firms in analyzing and conducting our operations. Until we form a subsidiary that is qualified to be the operator, an affiliated company will act as contract operator.  On July 29, 2013 we formed Santa Fe Operating, LLC that is to be licensed as SFP wholly owned subsidiary operating company.

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

In order to exploit this opportunity, Mr. Griffin and the investors in the Test Well formed SFO, a Delaware corporation, in 2011. SFO’s wholly owned subsidiary, SFL, which was originally incorporated in Texas in 2009, owns the 76-acre oil and gas lease and the Test Well. On the date of the Exchange, May 10, 2012, SFO and SFL became our wholly owned subsidiaries. Aside from acquiring the Test Well and associated leases, SFO and SFL have not conducted any operations and have not begun oil and gas production from the Test Well. In October 2012, SFPI attempted to provide a high-conductivity path from the suspected reservoir to the test well bore using an acid frack treatment. The treatment was unsuccessful due to fracking into the Ellenberger (which is below the Barnett Shale formation) watering out the well. Due to the high volume of water production it would take to produce the oil in the Barnett Shale, we do not anticipate developing the Test Well but instead intend to use it for a water disposal well for new drilling operations in the future.

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

Results of operations

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of, $1,433,331 for the six months ended June 30, 2013 and a net loss of $2,644,132 since inception at May 11, 2011. Additionally, at June 30, 2013 the Company had cash of only $323, a working capital deficit of $1,315,923 and an accumulated deficit of $2,644,132, which could have a material impact on the Company’s financial condition and operations.

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

Revenues:

The Company had $3,328 of revenue in the three and six months ended June 30, 2013 from the acquisition of a 1.33% working interest in the Hopkins Spindletop #1 well in June 2013. Prior to this date, there was no oil and gas revenue.

Operating Expenses:

Operating expenses were $1,004,264 and $1,185,471 respectively for the three and six months ended June 30, 2013 and total operating expenses since inception are $2,396,272. In the comparative periods in 2012, the Company incurred $170,103 and $283,238 respectively, in operating expenses. In the 2013 three and six month periods, the operating expense consisted primarily of $556,000 and $661,000, respectively, in compensation expense, which included the settlement in stock for prior services of a former executive. Also in operating expenses in the 2013 periods, there was $370,075 and $431,575 respectively in combined professional and consulting expenses related to costs from the recapitalization and Share Exchange, to the costs of raising new capital and other costs from becoming a publicly traded company. Finally, the company incurred $61,000 in derivative expense related to the issuance of a convertible promissory note. In the comparative 2012 periods, the operating costs were mainly compensation costs of $60,000 and $120,000 respectively and consulting and professional costs of $108,876 and $141,091 respectively, related to the recapitalization and the Share Exchange and the costs of becoming a publicly traded company.

Interest Expense:

Interest expense was $2,465 and $251,188 respectively, in the three and six months ended June 30, 2013. There was no interest expense in the comparative period of 2012. The interest expense is from the issuance of $444,148 in principal amount of convertible promissory notes in the first quarter which had a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was $248,723 and was expensed as interest expense in the six months ended June 30, 2013. There was $1,250 of accrued interest related to these notes in the three months ended June 30, 2013. The Company also issued $51, 215 principal amount, and net of discount, of convertible promissory notes in the three months ended June 30, 2013 for which $1,215 of the net discount was recognized as interest.

Capital Commitments, Capital Resources and Liquidity

Capital commitments.  The Company’s primary needs for cash are (i) to fund drilling and development costs associated with well development within its leasehold properties, (ii) the further acquisition of additional leasehold assets, and iii) the payment of contractual obligations and working capital obligations. The Company intends to initially fund these cash needs through the sale of equity. Subsequently, it intends to supplement these funds through a combination of internally-generated cash flows from operations and equity and or debt financing sources.

Capital resources and liquidity.  The Company’s primary capital resources from May 11, 2011, (commencement of operations) through June 30, 2013, have been from funds provided by affiliated related parties and cash proceeds from the issuance of common stock. The Company believes that it will raise sufficient cash proceeds from the sale of common stock to meet both our short-term working capital requirements and our twelve month capital expenditure plans.

Cash flow from operating activities.  The Company used $76,038 of cash from operating activities for the six months ended June 30, 2013. The cash used in operations resulted mainly from a net loss of $1,433,331 and a decrease in accounts payable of $5,316 offset by non-cash stock compensation expense of $328,301, stock settlement for prior services of $525,000 and non-cash interest expense of $249,938 and a derivative expense of $61,000. Further, cash was provided by increases in accounts payable related parties of $108,420 and accrued compensation of $90,000. In the comparative period of 2012, there was no cash used or provided from operations as the $283,238 net loss was completely offset by increases in accounts payable of $163,238 and accrued compensation of $120,000.

Cash flow used in investing activities.  The Company had $52,035 of cash used in investing activities for the six months ended June 30, 2013. The cash used in investing activities is entirely due to further expenditures related to the oil and gas properties under lease. There was no cash from investing activities in 2012.

Cash flow from financing activities.  The Company had $94,495 of net cash flow from financing activities for the six months ended June 30, 2013. The net cash provided by financing is from the private placement of common stock by the company and the issuance of a convertible promissory note. The Company issued 540,800 of shares of its $0.0001 par value common stock at prices ranging from $0.10 to $0.25 per share. The gross proceeds were $105,200 less $60,700 of offering expenses. The company received $50,000 or proceeds from the convertible promissory note. There was no cash from financing activities in 2012.

Liquidity.   At June 30, 2013, the Company had $323 of cash and cash equivalents. Additionally, at June 30, 2013, the Company had a working capital deficit of $1,315,923 and a deficit accumulated during the development stage of $2,644,132.

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

During 2013, if sufficient funds are obtained, we plan to complete the test well that was originally drilled in December 2009 in the Barnett Shale into a water disposal well and drill a Marble falls horizontal well. The Marble Falls formation lies directly on top of the Barnett Shale formation. The Marble Falls Horizontal wells two to three counties north of our test well location have been very successful and cost approximately 60% less to drill than traditional vertical wells with potentially the same daily production as the Barnett five well projects that have been proposed. The Barnett projects include the drilling of four production wells, and one gas-injection well, for a total of five wells. It is projected that the initial projects will be drilled near the test-well location due to the need to utilize the converted test well for production water disposal that both type projects will require. On February 11, 2013, we completed the purchase of multiple leases totaling approximately 1,628 acres in the area of its test well in North Central Texas.  This purchase, plus the existing 76 acres that we already owned, brings the total of the Company’s holdings to 1,704 acres for future drilling.  With this added acreage, we expect to plan for approximately 12-20 drilling locations depending on the number of Marble Falls and Barnett Shale oil wells that are drilled respectively.

Further, the Company acquired a working interest in the Hopkins Spindletop #1 well, which produced a small amount of revenue in the second quarter of 2013. The company has continued to acquire working interest in this well during the third quarter of 2013. The Company anticipates acquiring other promising working interests in the future, capital permitting.

Lastly, the Company has signed a land bank deal in the third quarter of 2013 with the plan to drill oil and gas wells in Jack County Texas, which will further diversify the Company’s oil and gas prospects.

Critical Accounting Policies

Our critical accounting policies are described in Note 3, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements.

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

As of June 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at June 30, 2013 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the quarter ended June 30, 2013. Management is concerned that the material weaknesses set forth above could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures and result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, and management is not aware of any legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to previously disclosed sales of unregistered securities, since April 1, 2013, we have issued:

●	1,282,006 shares of common stock to consultants in exchange for compensation valued at $217,962;
●	200,000 shares in exchange for $20,000 in cash; and
●	480,000 shares for a 1.33% working interest in the Hopkins Spindletop #1 well.

These issuances were made in reliance of Section 4(2) of the Securities Act. The Company has previously reported all other issuances of unregistered equity from the start of the current fiscal year and through to the date of this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

On June 17, 2013, we entered into a letter agreement to purchase leases totaling approximately 320 acres in Jack County, Texas, which letter agreement was subsequently amended on August 2, 2013. Under the agreement, we are to make two payments totaling $325,925. We made the initial payment of $32,000 on August 2, 2013, and we are to make an additional payment of $293,925 by September 3, 2013. Failure to make this additional payment will result in the forfeiture of the initial payment.

On July 26, 2013, our subsidiary, Santa Fe Land, LLC, entered into a Land Bank Loan/Participation Agreement, which was subsequently amended on August 2, 2013. Pursuant to the amended agreement, the counterparty is to lend $340,000 to Santa Fe Land, LLC. The first portion of that loan of $35,000 was provided to Santa Fe Land, LLC on July 29, 2013 and the remaining $305,000 is to be made by August 26, 2013 (the “Final Funding”). Failure to make the Final Funding by August 26, 2013 (or any other date agreed upon by the parties), shall result in the initial loan of $35,000 being forfeited with no further obligation due by Santa Fe Land, LLC. Once there has been a Final Funding, a 50% participation return shall be due on the second anniversary of the Final Funding or on the sale of the leases. The funds loan under the agreement are to be used to provide the investment funds for the leasing of mineral interest acreage for the drilling of oil and gas well prospects.

On July 26, 2013, we entered into a Working Interest Purchase Agreement by which we offered a fractional undivided working interest (“WI”) equal to 76% (57% of the Net Revenue Interest after accounting for an overriding royalty interest of 25%) in each well on leased property to be acquired in Jack County, Texas (“Santa Fe Letz #1”). The WI is to be sold in exchange for $1,590,950 of which $50,000 was to be paid by August 2, 2013 and the remainder by August 30, 2013. Failure to pay the remainder by August 30, 2013 (which date may be extended to September 16, 2013 with the payment of an additional $250,000 by August 30 or to another date agreed upon by the parties) results in the forfeiture of any payment made prior to that date without any further obligation on our part. We intend to use the funds to fund a turnkey contract agreed to drill, test, complete and equip the Santa Fe Letz #1.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
10.1	Letter Agreement for Lease Purchases in Jack County, Texas
10.2	Working Interest Purchase Agreement, dated July 26, 2013
10.3	Amended Land Bank Loan/Participation Agreement, dated August 2, 2013
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

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

SANTA FE PETROLEUM, INC.

/s/ Tom Griffin
Tom Griffin Chairman, Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer Date: August 15, 2013.

__________