Form 10-Q
period 2013-09-30
Santa Fe Petroleum, Inc.
filed 2013-11-18
CIK 1508262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Yes ☐ No ☑

As of November 18, 2013, the Company had 48,820,519 shares of common stock issued and outstanding.

__________

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF SPETMEBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivilants	$4,931	$33,901
Accounts receivable - oil and gas	—	—

Total current assets	4,931	33,901

Oil and natural gas property, successful efforts method	1,659,584	736,676
Deferred offering costs	—	—

Total assets	$1,664,515	$770,577

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$473,460	$419,506
Accounts payable, related parties	368,124	235,276
Accrued liabilities	193,560	208,560
Accrued compensation	367,350	277,350

Total current liabilities	1,402,494	1,140,692

Overriding royalty interest liability	20,000	—
Land bank loan	340,000	—
Convertible promissory notes, net of discount	252,430	—
Convertible promisssory note, related party	244,148	—
Derivative Liability	61,000	—
Total liabilities	2,320,072	1,140,692

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized
47,410,519 and 40,797,711 shares issued and outstanding, respectively	4,741	4,080
Additional paid in capital	2,117,464	836,606
Deficit accumulated during the development stage	(2,777,762)	(1,210,801)

Total stockholders' deficit	(655,557)	(370,115)

Total liabilities and stockholders' deficit	$1,664,515	$770,577

See accompanying notes to consolidated financial statements

SANTA FE PETROLEUM, INC.
AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO SEPTEMBER 30, 2013
(Unaudited)

					Period from
					May 11, 2011
					(inception of
	Three Months	Three Months	Nine Months	Nine Months	development stage)
	Ended	Ended	Ended	Ended	through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$9,908	$—	$13,236	$—	$13,236

Expenses

Lease operating expense	$—	$—	$—	$—	$7,975
Compensation	87,200	60,000	743,700	180,000	$1,310,525
Professional	10,160	134,047	92,334	214,438	$442,007
Consulting	26,827	552,000	376,271	612,700	$557,928
Rent	3,634	—	10,901	—	$57,587
Lease	2,004	—	2,560	—	$2,561
Production taxes	513	—	670	—	$670
Derivative expense	—	—	61,000	—	$61,000
Other	10,735	16,591	39,108	38,738	$97,092
Total	141,073	762,638	1,326,544	1,045,876	2,537,345

Interest	2,465	—	253,653	—	253,653

Total expenses	143,538	762,638	1,580,197	1,045,876	2,790,998

Net loss	$(133,630)	$(762,638)	$(1,566,961)	$(1,045,876)	$(2,777,762)

Basic and diluted loss per share	$(0.00)	(0.02)	$(0.04)	$(0.03)

Basic and diluted weighted average
shares outstanding	47,329,867	39,560,995	43,875,298	36,637,427

See accompanying notes to consolidated financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2011(Audited)
FOR THE YEAR ENDED DECEMBER 31, 2012 (Audited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid - In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
May 11, 2011 - Common stock and 1,999,150 warrants issued to unit holders of Santa Fe Land, LLC (amounts reflect the effect of the recapitalization on May 10, 2012)	33,478,261	$3,348	$490,784	$—	$494,132

May 11, 2011 - Stock based compensation provided by Principal Stockholder	—	—	123,581	—	123,581

May 17, 2011 - Common stock and 1,573,956 warrants issued for capital placement fees provided by Principal Stockholder	—	—	23,784	—	23,784

Net loss	—	—	—	(541,590)	(541,590)

Balances at December 31, 2011	33,478,261	$3,348	$638,149	$(541,590)	$99,907

January 31, 2012 - Stock based compensation provided by Principal Stockholder	—	—	40,044	—	40,044

Shares issued in connection with the recapitalization transaction	6,000,000	600	(600)	—	—

Sale of common stock	1,319,450	132	556,544	—	556,676

Payment of financing and offering expenses	—	—	(59,952)	—	(59,952)

Conversion of deferred offering expenses from sale of common stock	—	—	(23,784)	—	(23,784)

Merger costs	—	—	(313,795)	—	(313,795)

Net loss	—	—	—	(669,211)	(669,211)

Balances at December 31, 2012	40,797,711	$4,080	$836,606	$(1,210,801)	$(370,115)

Stock issued to settle accounts payable	50,000	5	17,495	—	17,500
Sale of common stock	540,800	54	105,146	—	105,200
Stock offering costs			(60,705)	—	(60,705)
Stock issued for working interest	960,002	96	100,704	—	100,800
Stock issued for consulting services	1,562,006	156	344,845	—	345,001
Stock issued in settlement of prior services	3,500,000	350	524,650	—	525,000
Convertible promissory notes - beneficial conversion feature	—	—	248,723	—	248,723
Net loss				(1,566,961)	(1,566,961)

Balances at September 30, 2013	47,410,519	$4,741	$2,117,464	$(2,777,762)	$(655,557)

See accompanying notes to consolidated financial statements

SANTA FE PETROLEUM, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows
FOR THE NINE MONTHS ENDED September 30, 2013 AND 2012
AND FOR THE PERIOD FROM MAY 11, 2011 (COMMENCEMENT OF OPERATIONS) TO SEPTEMBER 30, 2013
(Unaudited)

			Period from
			May 11, 2011
			(Inception of
	Nine Months Ended	Nine Months Ended	Development Stage)
	September 30, 2013	September 30, 2012	to September 30, 2013
Cash Flows From Operating Activities:

Net Loss	$(1,566,961)	$(1,045,876)	$(2,777,762)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	345,001	—	508,626
Stock issued for settlement of prior services	525,000	—	525,000
Non-cash interest expense - beneficial conversion feature	248,723	—	248,723
Non-cash interest expense - original issue discount	2,430	—	2,430
Derivative expense	61,000	—	61,000

Increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	—	—	—
Accounts payable	53,954	302,282	473,460
Accounts payable, related parties	132,848	14,134	211,651
Accrued Liabilities	2,500	405,000	25,000
Accrued compensation	90,000	180,000	367,350
Net Cash Provided By Operating Activities	(105,505)	(144,460)	(354,522)

Investing Activities:
Investment in unevaluated oil and natural gas property	(377,960)	(7,975)	(620,504)
Accounts payable related parties, unpaid property costs	—	—	156,473

Net Cash Used in Investing Activities	(377,960)	(7,975)	(464,031)

Financing Activities:
Proceeds from sale of common stock	44,495	343,573	601,171
Proceeds from overriding royalty interest	20,000	—	20,000
Proceeds from land bank loan	340,000	—	340,000
Proceeds from issuance of convertible promissory note	50,000	—	50,000
Merger costs	—	—	(373,747)
Accrued liabilities, unpaid merger costs	—	—	186,060

Net Cash Provided by Financing Activities	454,495	343,573	823,484

Net Increase in Cash	(28,970)	191,138	4,931
Cash at Beginning of Period	33,901	—	—
Cash at End of Period	$4,931	$191,138	$4,931

Supplemental disclosure of cash flow information
Income taxes paid	$—	$—	$—
Cash interest paid	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities

Unevaluated oil and natural gas property acquired through SFL acquisition	$494,684	$23,784	$1,231,360
Common shares issued in recapitalization	$—	$600	$600
Common stock issued for acquistion of oil & natural gas property	$100,800	$—	$100,800
Convertible promisssory notes issued for mineral lease acquisition	$200,000	$—	$200,000
Convertible promissory note, related party issued for mineral lease acquisition	$244,148	$—	$244,148
Common stock issued in settlement of accounts payable	$17,500	$—	$17,500

See accompanying notes to consolidated financial statements

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

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

As the result of the Exchange, we are now a development stage company engaged in the acquisition, exploration, and development of oil and gas properties. In addition to the development of our existing property interests, we intend to acquire additional oil and gas interests in the future. Our management believes that our future growth will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence. We also may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating expenses with other experts in the oil and gas industry. The analysis of new property interests will be undertaken by or under the supervision of our management and our board of directors (our “Board”). Although the oil and gas industry is currently very competitive, our management believes that many undervalued prospective properties remain available for acquisition purposes. For accounting purposes, the Exchange Agreement was accounted for as a reverse merger, since the SFO Shareholders collectively beneficially owned approximately 84.8% of the Common Stock immediately after the Exchange.

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

The Company formally changed its name from Baby All Corp. to Santa Fe Petroleum, Inc. on May 17, 2012.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

 (Unaudited)

Note 2 – Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,566,961 for the nine months ended September 30, 2013, and a net loss of $2,777,762 for period from May 11, 2011 (commencement of operations) through September 30, 2013. Additionally, at September 30, 2013, the Company had cash of only $ 4,931, a working capital deficit of $1,397,563 and an accumulated deficit of $2,777,762, which could have a material impact on the Company’s financial condition and operations.

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

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

 (Unaudited)

Development Stage Company

The Company is classified as a development stage company in accordance with Accounting Standard Codification (“ASC”) 915, Development Stage Entities, since small revenues have been generated from inception through the date of these consolidated financial statements. During the development stage, the Company has primarily incurred compensation, professional, and consulting expenses associated with the Company’s contemplated equity financing plan.

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

Deferred Offering Costs

The Company complies with the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Deferred offering costs consist principally of the fair value of stock grants and warrants issued to placement agents that are related to the Company’s contemplated equity financing and will be charged to stockholders’ equity upon the receipt of the contemplated equity financing proceeds or charged to expense if the contemplated equity financing is not completed. During the year ended December 31, 2012, the Company received subscriptions of 1,319,450 shares of common stock for $556,676 of gross proceeds less $83,736 of financing and offering expenses through a private placement memorandum at prices ranging from $0.25 to $0.50 per share. Previously recorded deferred offering expenses of $23,784 were expensed. In the nine months ended September 30, 2013, the Company received subscriptions of 540,800 of shares of its $0.0001 par value common stock at prices ranging from $0.10 to $0.25 per share. The gross proceeds were $105,200 less $60,705 of offering expenses.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

 (Unaudited)

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

Net Income (loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10, Earnings Per Share. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 6,764,856 of potentially dilutive warrants at December 31, 2012 and for the three and nine months ended September 30, 2013.

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

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the stock based compensation at September 30, 2013 and December 31, 2012, were as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Nine Months Ended September 30, 2013 Stock Based Compensation	$—	$345,001	$—	$345,001
Year Ended December 31, 2012
Stock Based Compensation	$—	$40,044	$—	$40,044

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

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

 (Unaudited)

The Company acquired SFL’s oil and natural gas working interests of 100% for the Barnett Cody #1A with a net revenue interest of 75% in Comanche County, Texas. Additionally, the Company acquired approximately 76 acres of land as part of the purchase.

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

Note 5 - Oil and Natural Gas Property

The Company’s principal asset consists of an unevaluated oil and natural gas property in Comanche County, Texas, which approximated $1,231,000 at September 30, 2013 and $737,000 as of December 31, 2012.

The Company’s original intent was to complete five test wells on its unevaluated oil and natural gas property. The first test well was originally drilled in 2009 by a predecessor affiliate company, as the Barnett Cody #1A test. In October 2012 the company did a slick water/ acid frac into the Ellenberger formation and due to the high volume of water production, the Company does not anticipate further developing of this test well but instead intends to use it as a water disposal well for new drilling operations. Additional capital is needed for the Company to commence further drilling activities for the other test wells. As a result of the additional capital requirements, the five test well drilling project is not completed and the reservoir analysis has not yet been finished. As such, the Company has classified the oil and natural gas property as unevaluated as of September 30, 2013. As of September 30 2013, the primary term of the Company’s oil and natural gas lease is through March 2014.

The Company issued 480,000 common shares at $0.10 a share on June 17, 2013 for a 1.33% working interest in the Hopkins Spindletop #1 well. The Company recorded $13,236 in revenue from the well in the nine months ended September 30, 2013.

The Company has continued to acquire individual working interests in the Hopkins Spindletop #1 well. In July 2013, the Company issued common shares for working interests as follows: 24,001 common shares for a 0.07% interest to an individual, 96,001 common shares for a 0.27% interest to an LLC and 360,000 common shares for a 1.0% interest to a trust.

Jack County Leases

On June 17, 2013, the Company entered into a letter agreement to purchase leases totaling approximately 320 acres in Jack County, Texas, which letter agreement was subsequently amended on August 2, 2013. The Company closed the 320 acreage purchase of leases on September 3, 2013 with the final payment balance of $293,925. The acreage consists of oil and natural gas property in Jack County, Texas.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

 (Unaudited)

Note 6 -  Land Bank Loan Participation Agreement and Overriding Royalty Interest

On July 26, 2013, Santa Fe Land LLC executed a Land Bank Loan Participation Agreement with Proven Fields Energy LLC, for the acquisition of 320 acres in Jack County Texas for the drilling of oil and gas prospects. Proven Fields Energy LLC has paid $35,000 as non-refundable earnest money. The total loan is for $340,000 and the balance of $305,000 was funded on August 29, 2013. The maturity of the loan is two years from the final funding date and receives a 50% participation return from the oil and gas development.

As part of the ongoing funding for the drilling program on the Jack County acreage, the Company sold 20,000 shares of common stock and a 0.133334% overriding royalty interest (“ORRI”) in the mineral leases on the acreage. The purchase was for $20,000 from an individual and if drilling does not commence in twelve months, at the election of the individual, the ORRI will be exchanged for a 5% note with a two year maturity.

Note 7 – Convertible Promissory Notes

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

On April 17, 2013, the Company executed a convertible promissory note with JMJ Financial (the “Lender”) and received $50,000 in cash proceeds. The nominal principal amount is $335,000 with a $35,000 original issue discount, however the principal sum to be repaid is only the consideration actually paid by the Lender plus 10% of the original issue discount. The original issue discount is also prorated based upon the consideration received by the Company. The note has zero interest for the first three months, as long as the note is repaid within that time; otherwise, the note bears interest at 12%. The note is convertible at the lesser of: $0.30 or 60% of the lowest trading price in the 25 days prior to the conversion.

Since the conversion feature is at a discount to market, there is a derivative liability associated with it that was valued at $61,000 using the Black-Scholes method. The assumptions for this Black-Scholes calculation were as follows:

Conversion Price	$.05
Expected life (years)	.5
Risk free interest rate	.15%
Volatility	130.12%
Dividend yield	—

Given the terms of the note, the Company recorded a principal amount of $55,833, with a discount of $5,833. The amortization of the debt discount was $1,215 and $2,430 respectively for the three and nine months ended September 30, 2013

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

 (Unaudited)

Note 8 - Convertible Promissory Note – Related Party

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

Note 9 - Stockholders’ Deficit

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock at $0.0001 par value per share. As of September 30, 2013 and December 31, 2012, 47,410,519 and 40,797,711 shares were issued and outstanding, respectively.

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

For the nine months ended September 30, 2013, the Company received subscriptions of 540,800 shares of common stock for $105,200 of gross proceeds. The Common stock was sold for prices ranging from $0.10 to $0.25 per share through the PPM to “accredited investors” as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act of 1933, as amended.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

 (Unaudited)

Stock Warrants

The exercisable outstanding stock purchase warrants were 6,764,856 at September 30, 2013 and December 31, 2012, with a weighted average exercise price of $0.38.  The following summarizes the warrant activity:

	September 30, 2013		December 31, 2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the Period	6,764,856	$0.38	3,540,856	$0.50
Granted	—		3,224,000	$0.25
Exercised	—		—
Forfeited or cancelled	—		—
Expired	—		—
Outstanding at end of year	6,764,856	0.38	6,764,856	$0.38
Exercisable	6,764,856	$0.38	6,764,856	$0.38

At September 30, 2013, 3,540,856 warrants expire on May 11, 2014 and 3,224,000 warrants expire January 31, 2015.

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

In the nine months ended September 30, 2013, the Company issued 1,562,006 shares of common stock to four consultants and recorded a stock compensation expense of $345,001.

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

 (Unaudited)

Note 10 - Related Party Transactions

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

Our executive offices are located at 4011 W. Plano Parkway, Suite 126, Plano, Texas 75093, where we occupy approximately 1,000 square feet of office space. Effective August 2012, we pay $1,211 per month to lease this office space from an unaffiliated third party. Previously, we paid $2,650 per month, which included rent and other prorated offices expenses, under an arrangement with a company controlled by Mr. Griffin, which leased a larger space from an unaffiliated third party. We believe that our current office space and facilities will have to be expanded in the near future to meet our growth plans. From May 11, 2011, (commencement of operations) through September 30, 2013, we have recorded approximately $57,587 in rental expense and other prorated office expenses for our executive offices.

From May 11, 2011, (commencement of operations) through March 31, 2013 and December 31, 2012, SFP, LLC., a Texas entity that is an affiliate of the Company (“SFP LLC”) expended $311,496 and $235,276 respectively of funds on behalf of the Company and is recorded as a component of accounts payable, related parties in the accompanying consolidated balance sheet at September 30, 2013 and December 31, 2012. SFPLLC is owned entirely by entities under the control of the Principal Stockholder. The expenditures were primarily related to compensation and legal expenses for the Company related to the Company preparing to structure a transaction to become a publicly traded company.

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

Santa Fe Petroleum, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012

 (Unaudited)

Note 11 - Commitment and Contingencies

From time-to-time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company is unaware of any claim or lawsuit as of and September 30, 2013 and December 31, 2012.

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

Note 12 - Subsequent Events

Acquisition of Working Interests

The Company has continued to acquire individual working interests in the Hopkins Spindletop #1 well. In October 2013, the Company issued common shares for working interests as follows: 40,000 common shares for 0.13333% to an individual.

Payment on loan

In October and November 2013, JMJ Financial converted $4,500, $5,250 and $7,000 of the $335,000 Convertible Promissory Note issued to it on April 17, 2013 into 300,000, 350,000 and 700,000 Shares of Common Stock of Santa Fe Petroleum, Inc. according to the conditions set forth in such Note.

Note 13 - Supplemental Oil and Gas Disclosures

Since the Company is in the development stage and its oil and natural gas property is considered probable, reserve data is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Business Overview

We are a development stage oil and gas company led by an experienced management team and focused on production of oil and natural gas. Our business plan is to acquire oil and gas properties for appraisal and development. We will employ strict selection guidelines for our projects including but not limited to 1) prioritizing projects with near term cash flow potential, pay-back period, quantity and quality of oil and gas reserves and 2) utilizing premier oilfield services and engineering firms in analyzing and conducting our operations. On July 29, 2013, we formed Santa Fe Operating, LLC that is to be licensed as a wholly-owned subsidiary operating company.

In 1997, our chairman of the board, Tom Griffin, established Santa Fe Petroleum, LLC, a Texas limited liability company engaged in oil and gas operations (“SFP2”) that subsequently ceased operations and forfeited its status with the Texas Secretary of State in 2006. In 2010, Mr. Griffin formed a new entity, Santa Fe Petroleum, Inc (“SFP”), as a business to engage in oil and gas exploration and production. SFP2 successfully drilled 25 vertical and horizontal wells in East Texas for investors in those projects. As of the date of this Annual Report, SFP is a holding company with no oil and gas operations, and we have no ownership in the prior business or wells drilled in East Texas. In December 2009, SPF drilled the Test Well on a 76-acre lease in the Bend Arch-Fort Worth Basin in Texas. Baker Hughes, a top-tier oilfield services company, interpreted the logs, and Weatherford Laboratories, who is engaged in all facets of rock and fluid analysis for the purpose of evaluating hydrocarbon resources around the world, analyzed the core samples. The side-wall core samples were taken every two feet beginning a few feet below the Barnett Shale in the Ellenberger formation and above the Barnett Shale a few feet in the Marble Falls formation. The results show oil exists in a porous, 101-feet-thick blanket formation with the top of the formation at the initial test-well location at a depth of approximately 2,600 feet below the surface.

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

In continuing our effort to acquire oil and gas properties, in June 2013 we purchased for stock, a small working interest in a producing well, the Hopkins Spindletop #1. In July 2013, we continued to purchase small working interests in the well for stock and we receive revenue from it.

In June 2013, we entered into a letter agreement to purchase leases of oil and natural gas property totaling approximately 320 acres in Jack County, Texas, which letter agreement was subsequently amended on August 2, 2013. Under the agreement, we made an initial payment to the seller of $32,000 on August 2, 2013 and we made an additional payment of $293,925 on September 3, 2013. We closed the 320 acreage purchase of leases on September 3, 2013 as well.

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

Results of operations

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of, $1,566,961 for the nine months ended September 30, 2013 and a net loss of $2,777,762 since inception at May 11, 2011. Additionally, at September 30, 2013 the Company had cash of only $4,931, a working capital deficit of $1,397,563 and an accumulated deficit of $2,777,762, which could have a material impact on the Company’s financial condition and operations.

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

Revenue:

The Company had $9,908 and $13,236 of revenue respectively in the three and nine months ended September 30, 2013 from the acquisition for stock of a 2.67% working interest in the Hopkins Spindletop #1 well in June 2013. Prior to this date, there was no oil and gas revenue.

Operating Expenses:

Operating expenses were $141,073 and $1,326,544 respectively for the three and nine months ended September 30, 2013, and total operating expenses since inception are $2,537,345. In the comparative periods in 2012, the Company incurred $762,638 and $1,045,876 respectively, in operating expenses. In the 2013 three and nine month periods, the operating expense consisted primarily of $87,200 and $743,700 respectively, in compensation expense, which included the settlement in stock for prior services of a former executive in June. Also in operating expenses in the 2013 periods, there was $36,987 and $468,605 respectively in combined professional and consulting expenses related to costs from the recapitalization and Share Exchange, to the costs of raising new capital and other costs from becoming a publicly traded company. Finally, the Company incurred $61,000 in derivative expense related to the issuance of a convertible promissory note. In the comparative 2012 periods, the operating costs were mainly compensation costs of $60,000 and $180,000 respectively and consulting and professional costs of $686,047 and $827,138 respectively, related to the recapitalization and the Share Exchange and the costs of becoming a publicly traded company.

Interest Expense:

Interest expense was $2,465 and $253,653 respectively, in the three and nine months ended September 30, 2013. There was no interest expense in the comparative period of 2012. The interest expense is from the issuance of $444,148 in principal amount of convertible promissory notes in the first quarter which had a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was $248,723 and was expensed as interest expense in the nine months ended September 30, 2013. There was $1,250 and $2,500 of accrued interest related to these notes respectively in the three and nine months ended September 30, 2013. The Company also issued $51, 215 principal amount, and net of discount, of convertible promissory notes in April 2013 for which $1,215 and $2,430 of the net discount respectively, was recognized as interest.

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

Capital resources and liquidity.  The Company’s primary capital resources from May 11, 2011, (commencement of operations) through September 30, 2013, have been from funds provided by affiliated related parties and cash proceeds from the issuance of common stock. The Company believes that it will raise sufficient cash proceeds from the sale of common stock to meet both our short-term working capital requirements and our twelve month capital expenditure plans.

Cash flow from operating activities.  The Company used $105,505 of cash from operating activities for the nine months ended September 30, 2013. The cash used in operations resulted mainly from a net loss of $1,566,961 partially offset by non-cash stock compensation expense of $345,001, stock settlement for prior services of $525,000, non-cash interest expense of $251,153 and a derivative expense of $61,000. Further, cash was provided by increases in accounts payable of $53,954, accounts payable related parties of $132,848 and accrued compensation of $90,000. In the comparative period of 2012, there was $144,460 of cash used in operations derived from a net loss of $1,045,876 partially offset by increases in accounts payable of $302,282, accrued liabilities of $405,000 and accrued compensation of $180,000.

Cash flow from investing activities.  The Company had $377,960 of cash used in investing activities for the nine months ended September 30, 2013. The cash used in investing activities is entirely due to further expenditures related to the oil and gas properties under lease. There was $7,975 of cash used in investing activities in the same period of 2012, entirely due to the investment in unevaluated oil and gas properties.

Cash flow from financing activities.  The Company had $454,495 of net cash flow from financing activities for the nine months ended September 30, 2013. The net cash provided by financing is from the private placement of common stock by the company, the issuance of a convertible promissory note, proceeds from the Land Bank Loan and proceeds from the sale of an overriding royalty interest in the Jack County acreage. The Company issued 540,800 of shares of its $0.0001 par value common stock at prices ranging from $0.10 to $0.25 per share. The gross proceeds were $105,200 less $60,700 of offering expenses. The company received $50,000 of proceeds from the convertible promissory note. The Company also received $340,000 from the Land Bank Loan and $20,000 from the sale of the overriding royalty interest. There was $343,673 in cash provided by financing in the same period of 2012. The Company issued 807,050 shares of its $0.0001 par value common stock at $0.50 per share, net of offering expenses of $59,952.

Liquidity.   At September 30, 2013, the Company had $4,931 of cash and cash equivalents. Additionally, at September 30, 2013, the Company had a working capital deficit of $1,397,563 and a deficit accumulated during the development stage of $2,777,762.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in the oil and gas exploration industry. To address these risks we must, among other things, implement and successfully execute our business strategy. We may not succeed in addressing such risks, and the failure to do so materially adversely affects our business prospects, financial condition, and results.

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

Further, the Company acquired a working interest in the Hopkins Spindle top #1 well, which produced a small amount of revenue in the second and third quarters of 2013. The company has continued to acquire working interest in this well during the third quarter of 2013. The Company anticipates acquiring other promising working interests in the future, capital permitting.

Lastly, the Company has signed a land bank deal in the third quarter of 2013 for leasing 320 acres in Jack County, Texas with the plan to drill oil and gas wells, which will further diversify the Company’s oil and gas prospects. This purchase brings the total of the Company’s holdings to 2,024 acres for future drilling.

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

As of September 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at September 30, 2013 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the quarter ended September 30, 2013. Management is concerned that the material weaknesses set forth above could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures and result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, and management is not aware of any legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to previously disclosed sales of unregistered securities, since June 30, 2013, we have issued the following unregistered equity securities on the following dates:

●	50,000 shares of common stock for legal in exchange for compensation valued at $5,000 on July 15, 2013;

●	80,000 shares of common stock for legal in exchange for compensation valued at $5,000 on August 6, 2013;

●	300,000 shares of common stock in connection with a conversion of $4,500 of a $335,000 convertible note on October 22, 2013;

●	350,000 shares of common stock in connection with a conversion of $5,250 of a $335,000 convertible note on November 6, 2013;

●	700,000 shares of common stock in connection with a conversion of $7,000 of a $335,000 convertible note on November 15, 2013.

●	40,000 shares of common stock in exchange for a 0.13333% working interest in the Hopkins Spindletop #1 well on October 15,2013;

●	20,000 shares of common stock and a 0.133334% overriding royalty interest in the mineral leases on the acreage to be acquired in Jack County, Texas in exchange for $20,000 on October 25, 2013;

●	a fractional undivided working interest equal to 77% (57.75% of the Net Revenue Interest after accounting for an overriding royalty interest of 25%) in each well on leased property to be acquired in Jack County, Texas in exchange for a payment of $1,590,950 to be made at a future date on July 26, 2013;

These issuances were made in reliance of Section 4(2) of the Securities Act. The Company has previously reported all other issuances of unregistered equity from the start of the current fiscal year and through to the date of this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

On June 17, 2013, the Company entered into a letter agreement to purchase leases totaling approximately 320 acres in Jack County, Texas, which letter agreement was subsequently amended on August 2, 2013. The Company closed the 320 acreage purchase of leases on September 3, 2013 with the final payment balance of $293,925. The acreage consists of oil and natural gas property in Jack County, Texas.

On July 26, 2013, Santa Fe Land LLC executed a Land Bank Loan Participation Agreement with Proven Fields Energy LLC, for the acquisition of 320 acres in Jack County Texas for the drilling of oil and gas prospects. Proven Fields Energy LLC has paid $35,000 as non-refundable earnest money. The total loan is for $340,000 and the balance of $305,000 was funded on August 29, 2013. The maturity of the loan is two years from the final funding date and receives a 50% participation return from the oil and gas development.

As part of the ongoing funding for the drilling program on the Jack County acreage, the Company sold 20,000 shares of common stock and a 0.133334% overriding royalty interest (“ORRI”) in the mineral leases on the acreage. The purchase was for $20,000 from an individual and if drilling does not commence in twelve months, at the election of the individual, the ORRI will be exchanged for a 5% note with a two year maturity.

On July 26, 2013, we entered into a Working Interest Purchase Agreement by which we offered a fractional undivided working interest (“WI”) equal to 76% (57% of the Net Revenue Interest after accounting for an overriding royalty interest of 25%) in each well on leased property to be acquired in Jack County, Texas (“Santa Fe Letz #1”). The WI is to be sold in exchange for $1,590,950 of which $50,000 was to be paid by August 2, 2013 and the remainder by August 30, 2013. Failure to pay the remainder by August 30, 2013 (which date may be extended to September 16, 2013 with the payment of an additional $250,000 by August 30 or to another date agreed upon by the parties) results in the forfeiture of any payment made prior to that date without any further obligation on our part. We intend to use the funds to fund a turnkey contract agreed to drill, test, complete and equip the Santa Fe Letz #1. Neither the $50,000 nor the $250,000 was funded. However, on November 11, 2013 an amendment to the original agreement was signed. The new terms are as follows: a. $5,400,000 is due by December 31, 2013, b. unless extended, SFP is obligated to drill three wells and establish a water disposal well, c. the working interest to be sold adjusted from 76% to 77% leaving (NRI 57.75%), 23% WI (NRR 17.25%) to SFP, and d. lease operating expense (LOE) estimate was adjusted from 12.5% to 15%.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
10.1	Amendment to Working Interest Purchase Agreement, dated November 11, 2013.
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

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

SANTA FE PETROLEUM, INC.

/s/ Tom Griffin ________________________________
Tom Griffin Chairman, Principal Executive Officer, Acting Principal Financial Officer and Acting Principal Accounting Officer Date: November 18, 2013.

__________